Form 10-Q
period 1995-09-30
SUN BANCORP INC
filed 1995-11-13
CIK 713975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For The Quarter Ended September 30, 1995       Commission File Number: 0-14745

                           SUN BANCORP, INC. (SUN)
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                           23-2233584
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 P.O. Box 57, Selinsgrove, Pennsylvania                          17870
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code   (717)374-1131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES       X                     NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                          2,903,891
                 Class                               Outstanding Shares At
                                                      September 30, 1995

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements


                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET




(In Thousands)
                                   September 30, 1995    December 31, 1994
                                       (Unaudited)          (Unaudited)
ASSETS
Cash and due from banks                    $  8,150              $  7,123
Interest-bearing deposits in banks              307                   177
Investment securities (Note 2)              102,105               100,002
Loans (net of unearned income of $5,128
     and $4,679) (Notes 3 & 4)              197,052               187,456
     Less:  Deferred loan fees                 (496)                 (500)
            Allowance for possible loan
            losses                           (2,169)               (1,999)
                                            --------              --------
     Net loans                              194,387               184,957

Bank premises and equipment                   3,604                 3,538
Other real estate owned                          -                     -
Accrued interest and other assets             2,954                 3,964
                                           --------              --------
     Total assets                          $311,507              $299,761
                                           ========              ========
Deposits:  (Note 5)
     Noninterest-bearing                   $ 20,028              $ 22,354
     Interest-bearing                       176,516               160,806
                                           --------              --------
     Total deposits                        $196,544              $183,160
                                           ========              ========

Short-term borrowings:  (Note 6)
     Federal funds purchased and
       securities sold under agreements
       to repurchase                      $  13,539              $ 34,702
     Other borrowed funds                    64,892                50,972
     Accrued interest and other
      liabilities                             2,702                 2,173
                                           --------              --------
     Total liabilities                     $277,677              $271,007
                                           ========              ========
Stockholders' Equity
     Common Stock, Par value $1.25
     Authorized 6,000,000 shares
     Issued 2,951,400 shares in 1995
            1,890,331 shares in 1994       $  3,688              $  3,515
     Surplus                                 18,288                15,212
     Retained earnings                       13,186                13,932
     Unrealized gains (losses) on
      available-for-sale securities, net         77                (2,496)
          Less Treasury stock, At cost
          47,509 Shares at September 30,
            1995 and December 31, 1994       (1,409)               (1,409)
                                           ---------             ---------
     Total stockholders' equity            $ 33,830              $ 28,754
                                           =========             =========
     Total liabilities and
          stockholders' equity             $311,507              $299,761
                                           =========             =========

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

(In Thousands, Except Per Share Data)
                              For the Three Months         For the Nine Months
                               Ended September 30           Ended September 30
                                  (Unaudited)                  (Unaudited)

                                  1995      1994          1995         1994
Interest Income:
  Interest and fees on loans      $4,537    $3,705        $13,252      $10,737
  Interest on deposits in banks      105         1            115            3
  Interest and dividends on
     investments:
     U.S. Government and agency
       obligations                 1,161     1,049          3,455        3,221
 Obligations of states and
     political subdivision           340       269            985          829
 Other securities                    100       102            324          334
                                  ------    ------        -------      -------

      Total interest income       $6,243    $5,126        $18,131      $15,124
                                  ======    ======        =======      =======

Interest Expense:
     Interest on deposits         $1,960    $1,451        $ 5,363      $ 4,224
     Interest on short-term
      borrowings                     107       260            760          702
     Interest on other borrowed
      funds                        1,044       506          2,807        1,541
                                  ------    ------        -------      -------

     Total interest expense       $3,111    $2,217        $ 8,930      $ 6,467
                                  ======    ======        =======      =======

     Net interest income          $3,132    $2,909        $ 9,201      $ 8,657

Provision for possible
  loan losses                         60        90            300          270

     Net interest income,
       after provision for
        possible loan losses      $3,072    $2,819        $ 8,901       $8,387

Other Operating Income:
     Trust income                 $   60    $   54        $   180       $  175
     Service charges on deposit
       accounts                      131       120            383          351
     Other income                    171       117            434          305
     Net security gains               56         1            130           52
     Income from insurance
      subsidiary                      24        58            132          278
                                  ------    ------         ------       ------
Total other operating income      $  442    $  350         $1,259       $1,161
                                  ======    ======         ======       ======
Other Operating Expense:
  Salaries and employee benefits  $  799    $  787         $2,439       $2,321
  Net occupancy expense               93        84            275          286
  Furniture and equipment expenses   107       117            295          338
     Other expenses                  340       462          1,372        1,390
  Expenses of insurance subsidiary    -         29            119          253
                                  ------    ------         ------       ------
Total other operating expense     $1,339    $1,479         $4,500       $4,588
                                  ======    ======         ======       ======

Income before income taxes        $2,175    $1,690         $5,660       $4,960

Income taxes                         612       451          1,554        1,371
                                  ------    ------         ------       ------
Net income                        $1,563    $1,239         $4,106       $3,589
                                  ======    ======         ======       ======
PER SHARE DATA

     Net Income                   $  .54    $  .43         $ 1.41       $ 1.24
     Dividends Paid               $  582    $  461         $1,639       $1,318

Weighted average number of
     shares outstanding         2,903,891  2,902,445     2,903,891    2,902,445

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                                        Nine Months Ended
                                                           September 30
                                                            (Unaudited)
                                                       1995             1994
Cash flows from operating activities:
     Net income                                        $4,106           $3,589
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for possible loan losses                   300              270
     Provision for depreciation                           243              296
     Net security gains                                  (130)             (52)
     Realized net gain from sale of fixed assets           -                (5)
     (Increase) in accrued interest and
          other assets                                   (315)          (1,504)
     Increase (decrease) in accrued interest and
          other liabilities                               529              (62)
                                                       ------           -------
          Net cash provided by operating activities     4,733            2,532
                                                       ======           =======
Cash flows from investing activities:
     Proceeds from sales of available-for-sale
          securities                                    4,383              249
     Proceeds from maturities of available-for-sale
          securities                                   17,952           30,680
     Purchases of available-for-sale securities       (20,410)         (21,104)
     Loans sold                                         2,396            3,931
     Net increase in loan originations less principal
     repayments                                       (12,126)         (17,293)
     Proceeds from sale of fixed assets                     -               92
     Capital expenditures                                 (309)            (62)
                                                     ---------        --------
          Net cash used in investing activities        (8,114)          (3,507)
                                                     =========        ========
Cash flows from financing activities:
     Net increase in deposit accounts                  13,384            5,819
     Net (decrease) in short-term borrowings          (21,163)          (4,037)
     Proceeds from other borrowed funds                30,400           10,600
     Repayments of other borrowed funds               (16,480)          (7,972)
     Cash dividends paid                               (1,639)          (1,318)
     Proceeds from sale of stock for employee
          benefits program                                 36               -
     Net cash provided by (used in) financing          ------           ------
          activities                                    4,538            3,092
                                                       ======           ======

Net increase (decrease) in cash and cash equivalents   $1,157           $2,117
Cash and cash equivalents at beginning of period        7,300            5,835
                                                       ------           ------
Cash and cash equivalents at end of period             $8,457           $7,952
                                                       ======           ======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

     Interest paid                                     $8,652           $6,422

     Income taxes paid                                  1,550            1,535

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

     The consolidated financial statements include the accounts of SUN BANCORP, INC. and subsidiaries, Sun bank and the Pennsylvania SUN Life Insurance Company. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on page 8 of the 1994 Annual Report to Stockholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Investment Securities

(In Thousands)
                              September 30, 1995           December 31, 1994
                            Amortized     Estimated      Amortized    Estimated
                              Cost        Fair Value       Cost       Fair Value
                                   (Unaudited)                 (Unaudited)
Available-for-sale securities:
     Other obligations of U.S.
       Government agencies     $ 72,950     $ 71,921      $ 76,254    $ 72,882
     Obligations of states and
       political subdivisions    23,003       23,538        19,851      19,340
     Corporate debt securities      402          402         1,503       1,492
                               --------     --------      --------    --------
     Total debt securities       96,355       95,861        97,608      93,714

     Equity securities            5,635        6,244         6,177       6,288
                               --------     --------       --------   --------
Total investment securities    $101,990     $102,105       $103,785   $100,002
                               ========     ========       ========   ========

Securities with a carrying value of $26,973,000 and $27,600,000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and other items required by law at September 30, 1995 and December 31, 1994, respectively.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Loans

Major classifications of loans are as follows:
(In Thousands)
                                  September 30, 1995     December 31, 1994
                                      (Unaudited)           (Unaudited)

Real estate loans                      $146,535             $140,341
Agricultural loans                          749                  665
Commercial and industrial loans          23,027               20,703
Loans to individuals                     31,849               30,384
Other loans                                  20                   42
                                       --------             --------
     Total Loans                       $202,180             $192,135

Less:  Unearned income on loans          (5,128)              (4,679)
       Deferred loan fees                  (496)                (500)
       Allowance for possible loan
         losses                          (2,169)              (1,999)
                                       ---------            ---------
     Net Loans                         $194,387             $184,957
                                       =========            =========

The following is a summary of the past due and nonaccrual loans:

(In Thousands)
                                 Past Due         Past Due
                                30-89 Days     90 Days or More    Nonaccrual
September 30, 1995
Real estate loans               $3,095            $716               $ -
Loans to individuals               912             144                 -
Commercial and all other loans     350              41                 -
                                ------            ----               ----
          Total                 $4,357            $901               $ -
                                ======            ====               ====
December 31, 1994
Real estate loans               $3,117            $394               $ 43
Loans to individuals               949              65                -
Commercial and all other loans     513              29                120
                                ------           -----              -----
          Total                 $4,579           $ 488               $163
                                ======           =====              =====

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Allowance for Possible Loan Losses

(In Thousands)
                              September 30, 1995       December 31, 1994
                                  (Unaudited)             (Unaudited)
Beginning balance                   $1,999                  $1,732
Loans charged off                      136                     110
Recoveries of loans previously
  charged off                            6                      17
Provision for possible loan losses     300                     360
                                    ------                  ------
Ending balance                      $2,169                  $1,999
                                    ======                  ======

Note 5 -- Deposits

(In Thousands)
                               September 30, 1995         December 31, 1994
                                  (Unaudited)                (Unaudited)
Demand deposits                   $ 20,028                   $ 22,354
NOW Accounts                        30,328                     32,225
Insured Money Market Accounts        5,877                      6,361
Savings deposits                    30,830                     29,974
Time Certificates of Deposit
  of $100,000 or more               13,391                      9,854
Other time deposits                 96,090                     82,392
                                  --------                   --------
     Total deposits               $196,544                   $183,160
                                  ========                   ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Borrowed Funds

(In Thousands)
                            September 30, 1995            December 31, 1994
                                (Unaudited)                 (Unaudited)
                                        Daily                          Daily
                       Actual At       Average        Actual At       Average
                      September 30   Outstanding     December 31    Outstanding
Short-term borrowings    $13,539        $19,077          $34,702       $25,473

Other borrowed funds      64,892         64,338           50,972        43,897
                         -------        -------          -------       -------
Total borrowed funds     $78,431        $83,415          $85,674       $69,370
                         =======        =======          =======       =======


Note 7 -- Standby Letters of Credit and Loan Commitments

     Outstanding letters of credit amounted to $1,451,000 and $1,490,000 at September 30, 1995 and December 31, 1994, respectively.

     Commitments to extend credit totaled $33,721,000 at September 30, 1995 and $34,825,000 as of December 31, 1994.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
     SUN BANCORP, INC. continued its outstanding earnings performance through September 30, 1995 as net income reached $4,106,000, representing a 14% increase over the $3,589,000 profit at September 30, 1994. The earnings per share of $1.41 achieved at September 30, 1995 represents a 14% increase over the $1.24 recorded for the same period in 1994. SUN's strong earnings per-formance is further reflected through a 1.78% return on average assets and a 17.50% return on average equity. At September 30, 1994, these ratios were 1.70% and 16.50%, respectively.
     For the third quarter of 1995, SUN achieved record net income of $1,563,000 compared to the $1,239,000 recorded in the third quarter of 1994, resulting in a 26% increase. Furthermore, the earnings per share of $.54 recorded for the quarter represents a 26% increase over the $.43 earned in the third quarter of 1994. Net interest income rose $223,000 or 8% from the $2,909,000 achieved in the third quarter of 1994 to $3,132,000 recorded in the same period for 1995.
     The provision for loan losses increased slightly from $270,000 in 1994 to $300,000 in 1995. SUN's loan demand has been steady and its asset quality has remained well above the industry average. It is management's desire to keep the allowance for possible loan losses in excess of 1% of total loans.

OTHER OPERATING INCOME
     Other operating income, excluding income from insurance premiums for comparison purposes, increased $98,000 or 8%. SUN recognized $130,000 in net security gains on sales of municipal bonds and equity securities. In 1994, the $52,000 realized in security gains was from sales of equity securities. Management does not use sales from the investment portfolio as a means to inflate income. During the third quarter of 1995, other income rose $54,000 or 46% as a result of an increase in loan service charges due to volume and miscellaneous deposit service charges.

OTHER OPERATING EXPENSES
     Total other operating expenses, again excluding the operating expenses of the insurance subsidiary for comparison purposes, rose a slight 1%. In total, net occupancy and furniture and equipment expense decreased $54,000 or 9% from September 30, 1994 to September 30, 1995 as a result of a general decline in related costs. In September 1995, SUN received a refund of $117,000 from the Federal Deposit Insurance Corporation (FDIC) representing an adjustment to its deposit insurance premiums for the second and third quarters of 1995. The FDIC lowered the assessment rates for well-capitalized banks from $.23 per one hundred dollars in deposits to $.04 per one hundred effective the second quarter of 1995. Consequently, other operating expenses for the third quarter of 1995 dropped $122,000 or 26% from $462,000 in 1994 to $340,000 in
1995.  SUN is committed to controlling its overhead costs.

STATEMENT OF CONDITION
     SUN experienced a 7% increase in assets from $292,221,000 in 1994 to $311,507,000 in 1995. Loans grew $15,555,000 and investments rose $3,627,000.
Deposits rose $11,262,000 while total other borrowings increased $2,502,000. The increases in deposits and other borrowings were used primarily to fund new loans. SUN's capital to asset ratio is in excess of 10% reflecting its strong capital base.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAPITAL ADEQUACY
     Management believes capital is being maintained at adequate levels. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                         Regulatory       September 30       December 31
                         Standards            1995              1994
Core capital ratio           4.00%            18.04%            15.64%
Risk-based capital ratio     8.00             19.20             16.73
Leverage ratio               3.00             10.86              9.59

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3 and 4  -- Omitted pursuant to instructions to Part II

Item 5 -- Other information
     In September 1995, SUN acquired land in Northumberland, Pennsylvania for the purpose of building a branch bank. An application will be filed with the Pennsylvania Department of Banking with a planned opening in mid-1996.
     In October 1995, SUN formed a limited partnership with Mifflin Place Associates, a low-income housing project for the elderly in Mifflinburg, Pennsylvania. SUN BANCORP, INC. will provide the capital to the project which enables us to receive investment tax credits.
     On November 6, 1995, SUN's Board of Directors authorized a 10% stock dividend and a $.21 per share cash dividend for stockholders of record December 1, 1995 payable December 15, 1995.


Item 6 -- Exhibits and Reports on Form 8-K

            a.  Exhibits - None

            b. No reports on Form 8-K were filed for the quarter ending September 30, 1995.

SUN BANCORP, INC.
FORM 10-Q
PART II
                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUN BANCORP, INC.

Date:                                         /s/Fred W. Kelly, Jr.
                                             Chief Executive Officer
                                          (Principal Executive Officer)



Date:                                        /s/Jeffrey E. Hoyt
                                   Vice President & Chief Financial Officer
                                         (Principal Financial Officer and
                                            Principal Accounting Officer)




SUN BANCORP, INC.
P.O. Box 57
Selinsgrove, PA  17870
(717)374-1131