Form 10-K
period 1995-12-31
SUN BANCORP INC
filed 1996-03-25
CIK 713975

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission file number: 0-14745


                 SUN BANCORP, INC. (SUN)

(Exact name of registrant as specified in its charter)

	        Pennsylvania		 			                         23-2233584
(State or other jurisdiction of					             (I.R.S. Employer
  incorporation or organization)				            Identification No.)

    P.O. Box 57, Selinsgrove, PA					                  17870
(Address of principal executive offices)			          (Zip Code)

Registrant's telephone number, including area code 	(717)  374-1131

Securities registered pursuant to Section 12(b) of the Act:

		Name of each exchange on which registered    Title of each class
                  None                                 None

Securities registered pursuant to Section 12(g) of the Act:

			         	          Common stock, $1.25 Par Value
				                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]       	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 7, 1996, the Registrant had 3,194,422 shares of common stock outstanding with a par value of $1.25. Based on the closing bid price of $30.00 on the same date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $82,644,600.00.

Portions of the 1995 Annual Report to Stockholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 1996 Proxy Statement for the Annual Stockholders' Meeting to be held on April 25, 1996 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

PART I

ITEM 1 - BUSINESS

SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982. SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987. On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank
(Bank). The banks continue to do business as Snyder County Trust Company, Incorporated as Sun Bank and Watsontown Bank, Incorporated as Sun Bank. SUN also owns the Pennsylvania SUN Life Insurance Company, a credit life and disability insurance company formed in 1993. In 1995, SUN entered into a limited partnership with the Susquehanna Valley Development Group, Inc. for the purpose of building, owning and operating an affordable elderly apartment complex in Mifflinburg, PA. As part of the agreement, SUN is able to recognize tax credits from this economic development project.

	Sun Bank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in central Pennsylvania. Sun Bank operates six banking offices and one trust services office serving Snyder, Union, Northumberland and Lycoming Counties. At December 31, 1995, Sun Bank had total assets of $318,659,000 and total stock-holders' equity of $35,190,000. Net income for 1995 was $5,629,000.

	The Bank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, and safe deposit services.  The Bank also operates a trust department that provides full fiduciary services.  Also, eight
Automated Teller Machines (ATMs) throughout the service area provide 24-hour banking service. Sun Bank's activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations. Additionally, the Bank's business is not seasonal in nature nor does it engage in foreign transactions. The majority of the loan portfolio is comprised of residential real estate loans and consumer loans which generally are low-risk. The Bank's deposits are insured by the Federal Deposit In-
surance Corporation (FDIC) in the amount allowed by law.

	The Pennsylvania SUN Life Insurance Company provides credit life and dis-ability insurance to Sun Bank's credit customers. Pennsylvania SUN Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1995, Pennsylvania
SUN Life had total assets of $446,000 and total stockholders' equity of $213,000. Net income for 1995 was $23,000.

	Competition continues to heighten in the financial services industry not only among banks but with savings and loan associations, credit unions, discount brokerage firms, insurance companies, and other nonbank financial service providers.  Changing regulatory and economic conditions affect SUN's ability to compete effectively in its market area.  Most of the competition is centered around the setting of interest rates to be charged on loans and rates paid on deposits, fees on deposit accounts and customer service.  SUN's management feels it competes effectively in its market area.

	SUN is subject to regulation and supervision by the Board of Governors of the
Federal Reserve Bank and the Pennsylvania Department of Banking.  SUN files quarterly and annual reports with the Federal Reserve Bank (FRB) of Phila-
delphia and periodic on-site exams of SUN are done by the FRB. Regular exam-
inations of the Bank are conducted by the FDIC and the Pennsylvania
Department of Banking.

 SUN and the Pennsylvania SUN Life Insurance Company do not have any employees. At December 31, 1995, the Bank employed 113 persons. The Bank offers a variety of benefit programs and feels its relationship with its employees is good.


ITEM 2 - PROPERTIES

	SUN's corporate office is located in Sun Bank's main banking office.  SUN owns all of its properties with the exception of an off-site ATM, Item 8 listed below, which is rented from Weis Markets, Inc., Sunbury, Pennsylvania.  In 1995,
SUN purchased parcels of land in Northumberland and Liverpool for the purpose of building branches on these sites in the future. The branch in Northumberland is scheduled to be in operation in the fall of 1996.  SUN also purchased an existing branch location in Shamokin Dam formerly owned by Swineford National
Bank.  This site will be replacing our current branch office in Shamokin Dam in
April 1997.  All properties are in good condition and adequate for the bank's purposes.  The following is a list of the banking offices, the addresses, and a brief description of each office.

   	Office				                  Address				                      Description
  1.  Main		            	2-16 South Market Street              Brick structure
             	        			Selinsgrove, Pennsylvania 17870

  2.  Shamokin Dam	     	Routes 11 & 15				                   	Brick structure
	                     			Shamokin Dam, Pennsylvania  17876

  3.  New Berlin	       	Market & Plum Streets			             	Brick structure
		                     		New Berlin, Pennsylvania  17855

  4.  Sunbury			         11 South Second Street		            		Brick structure
			                     	Sunbury, Pennsylvania  17801

  5.  Middleburg		       Route 522 & Dock Hill Road			        	Brick structure
			                     	Middleburg, Pennsylvania  17842

  6.  Trust Division	    100 West Pine Street				             	Brick structure
                     				Selinsgrove, Pennsylvania  17870

  7.  Automated Teller	 	108 West Pine Street					             Brick structure
       Machine			        Selinsgrove, Pennsylvania  17870

  8.  Automated Teller		 700 North Broad Street		            		Brick structure
       Machine		        	Selinsgrove, Pennsylvania  17870

  9.  Watsontown	       	300 Main Street			                  		Brick structure
				                     Watsontown,  Pennsylvania  17777

10.  Northumberland	    	96 Duke Street				                   	Land
			                     	Northumberland, Pennsylvania  17857

11.  Liverpool	        		Rts. 11 & 15 South                    Land
				                     Liverpool, Pennsylvania  17045

12.  Shamokin Dam		      200 S. Susquehanna Trail				          Brick structure
				                     Shamokin Dam, Pennsylvania  17876



ITEM 3 - LEGAL PROCEEDINGS

	Various legal actions arise against the Corporation in the normal course of business.  In the opinion of management and counsel, when such actions currently pending or threatened have been resolved, they should not have a material adverse effect on the business or financial condition of the Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	Not applicable

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
    	    SECURITY HOLDER MATTERS

	On April 1993, the common stock of SUN BANCORP, INC. began trading publicly on the NASDAQ national market system under the symbol SUBI.  Prior to this date, the stock was not traded on an established stock exchange; however, it was traded on the over-the-counter market.  As of March 7, 1996, SUN had approx-
imately 1,348 holders of its common stock.

	The payment of dividends by SUN is at the discretion of the Board of Directors and to the extent funds are legally available for that purpose.  SUN may not pay dividends in any year in excess of the total of the current year's net income and the retained net income of the prior two years without the approval of the
Federal Reserve Bank.  Additionally, bank regulations limit the amount of dividends that may be paid to SUN by the subsidiary bank without prior approval from the regulatory agencies.

	Additional stock information is incorporated by reference to Stockholder Information found on page 36 of the 1995 Annual Report to Stockholders.


ITEM 6 - SELECTED FINANCIAL DATA

	This item is incorporated by reference to information under the heading Five
Year Financial Highlights on page 23 of the 1995 Annual Report to Stockholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    	    AND RESULTS OF OPERATIONS

	This item is incorporated by reference to Management's Discussion and Analysis on pages 24 through 35 of the 1995 Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	This item is incorporated by reference to the Consolidated Financial State-
ments, Notes to Consolidated Financial Statements and Report of Independent
Certified Public Accountants set forth on pages 4 through 22 of the 1995 Annual
Report to Stockholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    	    ACCOUNTING AND FINANCIAL DISCLOSURE

	None


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 6 of the Cor-
poration's 1996 Proxy Statement.

	Information regarding disclosure of delinquent filers pursuant to Item 405 of
Regulation 5-K is incorporated herein by reference to Compliance with Securities and Exchange Act on page 20 of the Corporation's 1996 Proxy Statement.



ITEM 11 - EXECUTIVE COMPENSATION

	Information relating to management remuneration and compensation is incor-porated herein by reference to Executive Compensation and Other Information on page 13 of the 1996 Proxy Statement.



ITEM 12 - SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND
   	      MANAGEMENT

	This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 11 of the 1996 Proxy Statement.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is incorporated by reference to footnote 12 on page 17 of the
1995 Annual Report to Stockholders and under the heading of Transactions with
Management on page 20 of the 1996 Proxy Statement.











PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    	     FORM 8-K

  (a)    (1) The following consolidated financial statements and report of in-
             dependent certified public accounts of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Part II, Item 8:

       	     Consolidated Balance Sheets - December 31, 1995 and 1994

       	     Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

       	     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

       	     Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

       	     Notes to Consolidated Financial Statements

       	     Report of Independent Certified Public Accountants

        (2) All schedules applicable to the Registrant are shown in the re-spective financial statements or the notes thereto. Financial statement schedules not included are omitted because the information is not required under the related instructions or it is inappli-cable.

        (3) Exhibits
		            3(i)  The Articles of Incorporation of the Corporation are in-
                    corporated herein by reference to Exhibit 3 to the
                    Corporation's Annual Report on Form 10-K for the year ended
                    December 31, 1993 (Commission File Number 0-14745).

	             3(ii) The By-Laws, as amended and restated, are incorporated herein by reference to Exhibit 3 to the Corporation's
                    Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 0-14745).

	               13  Annual Report to Stockholders of SUN BANCORP, INC. for the
                    year ended December 31, 1995 is filed herewith.  Such
                    report, except for those portions thereof which are
                    expressly incorporated by reference herein, is furnished
		                  for information of the Securities and Exchange Commission
                    only and it is not considered "filed" as part of the Form
                    10-K filing.

                22  Subsidiaries of the Registrant are filed herewith.

                23 Published Report Regarding Matters Submitted To Vote Of Security Holders is filed herewith, the 1996 Proxy Statement of SUN BANCORP, INC.

  (b)  	No reports on Form 8-K were required to be filed during the fourth quarter of 1995.

  (c)  	Exhibits - the required exhibits are included under Item 14(a) (3) of the Form 10-K.

  (d)  	Financial statement schedules are omitted because the required informa-
        tion is not applicable or is included elsewhere herein.







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUN BANCORP, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





							              SUN BANCORP, INC.
							                     (Registrant)

						By:     	/s/ Fred W. Kelly, Jr.
  							      President & Chief Executive Officer

						Date:	   3/25/96

              Name                                     Date

/s/ Fred W. Kelly, Jr.                                3/25/96
President, Chief Executive Officer
and Director

/s/ Jeffrey E. Hoyt                                   3/25/96
Vice President, Principal Financial Officer
and Chief Acccounting Officer

/s/ Max E. Bingaman                                   3/25/96
Director

/s/ Raymond C. Bowen                                  3/25/96
Director

/s/ David R. Dieck                                    3/25/96
Director

/s/ Louis A. Eaton                                    3/25/96
Director

/s/ Dr. Robert E. Funk                                3/25/96
Director

/s/ Robert A. Hormell                                 3/25/96
Director

/s/ George F. Keller                                  3/25/96
Director

/s/ Lehman B. Mengel                                  3/25/96
Director

/s/ Marlin T. Sierer                                  3/25/96
Director

/s/ Jerry A. Soper                                    3/25/96
Director

/s/ Dennis J. Van                                     3/25/96
Director