Form 10-Q
period 1996-03-31
SUN BANCORP INC
filed 1996-05-14
CIK 713975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




   For The Quarter Ended March 31, 1996          Commission File Number: 0-14745

                             SUN BANCORP, INC. (SUN)
               (Exact name of registrant as specified in its charter)

                       Pennsylvania                          23-2233584
            (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)               Identification No.)

     P.O. Box 57, Selinsgrove, Pennsylvania 		                     17870
    (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code _________(717)  374-1131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                             No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                       3,194,424
                Class                     Outstanding Shares At March 31, 1996

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                            SUN BANCORP, INC.
                                      CONSOLIDATED BALANCE SHEET
(In Thousands)
                                        				March 31, 1996   December 31, 1995
						                                        (Unaudited)       (Unaudited)
ASSETS

Cash and due from banks			                      $     6,875		     		$    6,055
Interest-bearing deposits in banks		                    544			             416
Investment securities (Note 2)		                    122,956			         107,125
Loans (net of unearned income of $5,120
     and $5,074) (Notes 3 & 4)			                   207,183			         202,103
     Less:  Deferred loan fees	                        (449)           	  (468)
               Allowance for possible loan
                    losses				                       (2,194)   				     (2,191)

	     Net loans			                                  204,540     				   199,444


Bank premises and equipment		          	              4,505		 	          4,247
Other real estate owned              		                  25	                 -
Accrued interest and other assets		                   3,621				          2,339
	     Total assets			                              $343,066	          $319,626



The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                                  CONSOLIDATED BALANCE SHEET
<caption
(In Thousands)
					                                     	March 31, 1996	    December 31, 1995
						                                       (Unaudited)		        	(Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:  (Note 5)
     Noninterest-bearing                       	 $  19,736	          $  20,247
     Interest-bearing				                          183,174             176,345

	Total deposits	                        			       $202,910	           $196,592

Short-term borrowings:  (Note 6)
     Federal funds purchased and
          securities sold under agreements
          to repurchase	                  			    $  40,813		         $  15,526
     Other borrowed funds			                        61,340	        		   68,613
     Accrued interest and other liabilities	         2,921  	            2,875

	Total liabilities                                $307,984        		  $283,606

Stockholders' Equity
     Common Stock, Par value $1.25	             $    4,053      		  $    4,053
     Authorized 20,000,000 shares
     Issued 3,241,933 shares in 1996
            3,241,757 shares in 1995
     Surplus	                        				           25,567	             25,563
     Retained earnings                          	    7,219	              6,417
     Unrealized gains (losses) on available-for-sale
          securities, net	                            (348)          	   1,396
          Less Treasury stock, At cost
               47,509 Shares in 1996 and 1995 	     (1,409)    			      (1,409)

Total stockholders' equity                       	$ 35,082          	 $ 36,020

	Total liabilities and
	     stockholders' equity	             	         $343,066            $319,626

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
	                                                   For the Three Months
	                                                      Ended March 31
					        				                                        (Unaudited)

                                                       	1996            	1995
Interest Income:
     Interest and fees on loans                        $4,742           $4,190
     Interest on deposits in banks  	                      11               	4
Interest and dividends on
          investments:
	 U.S. Government and agency
     obligations	                                       1,291           	1,155
	 Obligations of states and
	     political subdivisions                   			        410              308
	 Other securities	                                       100	             114

	 Total interest income	                               $6,554           $5,771

Interest Expense:
     Interest on deposits		                            $2,026           $1,545
     Interest on short-term borrowings	                   227 	            458
     Interest on other borrowed funds	                  1,039 	            761

	Total interest expense		                              $3,292	          $2,764

	Net interest income		                                 $3,262 	         $3,007

Provision for possible loan losses	                        75    	         120
	Net interest income,
	     after provision for
      possible loan losses                            	$3,187	          $2,887

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Continued)
(In Thousands)
							                                          	For the Three Months
						    		                                         Ended March 31
				                   		                             (Unaudited)
                                         			         	 	1996         		  1995
Other Operating Income:
     Trust income                                 	  $     70 	        $    60
     Service charges on deposit
          accounts	        			                            122	             120
     Other income				                                     117              104
     Net security gains				                               - 	               70
     Income from insurance subsidiary		                    51               59

Total other operating income		                       $    360          $   413

Other Operating Expense:
     Salaries and employee benefits		                $    845	         $   810
     Net occupancy expense			                             118               93
     Furniture and equipment expenses		                   109               86
     Other expenses				                                   405	             484
     Expenses of insurance subsidiary		                    20               53

Total other operating expense		                        $ 1,497 	       	$1,526

Income before income taxes  			                        $ 2,050	         $1,774

Income taxes 					                                         545		           484

Net income				                                         $ 1,505	        	$1,290

PER SHARE DATA

      Net Income				                                 $     .46	      	  $  .40
     Dividends Paid				                              $     .22	        	$ .156

Weighted average number of
     shares outstanding		                            3,194,336       3,192,981

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)						                                Three Months Ended
								                                                  March 31
							  	       	                                       (Unaudited)

                                                        1996        	    1995
Cash flows from operating activities:
     Net income		  			                            		 	 $1,505	          $1,290
     Adjustments to reconcile net income to net cash
	    provided by operating activities:
	    Provision for possible loan losses			         	       75              120
    	Provision for depreciation	                 			       95               80
    	Net security gains		                       			  	     -               (70)
	    (Increase) in accrued interest and
	    other assets		                            				   	(1,307)              76
    	Increase (decrease) in accrued interest and
	    other liabilities					                                46	             115
     Net cash provided by operating activities            414 	          1,611
Cash flows from investing activities:
     Proceeds from sales of available-for-sale securities	 - 	           4,229
     Proceeds from maturities of available-for-sale
   	     securities					                 	              3,098            8,232
     Purchases of available-for-sale securities			    (20,672)          (9,542)
     Loans sold							                                    973	             422
     Net increase in loan originations less principal
	        repayments					                               (6,144)          (9,284)
Capital expenditures						                               (353)              (7)
	    Net cash used in investing activities		          (23,098)          (5,950)
Cash flows from financing activities:
     Net increase in deposit accounts				               6,318	           3,128
     Net (decrease) in short-term borrowings			        25,287          (12,129)
     Proceeds from other borrowed funds			              7,500           20,000
     Repayments of other borrowed funds			            (14,773)       	  (6,743)
     Cash dividends paid					                            (704)            (497)
     Proceeds from sale of stock for employee
          benefits program					                             4                7
Net cash provided by (used in) financing activities	   23,632            3,766

Net increase (decrease) in cash and cash equivalents	     948             (573)
Cash and cash equivalents at beginning of period		      6,471            7,300
Cash and cash equivalents at end of period			         $ 7,419          $ 6,727
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $ 3,320 	        $ 2,698
          Income taxes paid           					               575              550

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

	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

	The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on page 8 of the 1995 Annual Report to Stockholders.

SUN BANCORP, INC.
FOR 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 -- Investment Securities

(In Thousands)
                       	         March 31, 1996             December 31, 1995

                         		 Amortized    Estimated       Amortized    Estimated
                    					     Cost      Fair Value          Cost     Fair Value
					                     	     (Unaudited)			                  (Unaudited)
Available-for-sale securities:
     Other obligations of U.S.
          Government agencies	  	 $ 87,488 	  $ 85,474    $ 73,425	    $ 73,358
     Obligations of states and
          political subdivisions    28,582 	    29,135       25,113      26,523
     Corporate debt securities		       143         143          242         242

     Total debt securities		       116,213     114,752 	     98,780     100,123

     Equity securities		      	      7,270	      8,204	       6,230       7,002

	Total investment securities     	$123,483	   $122,956     $105,010    $107,125


Securities with a carrying value of $32,300,000 and $26,000,000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and other items required by law at March 31, 1996 and December 31, 1995, respectively.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 -- Loans

Major classifications of loans are as follows:
(In Thousands)
                      						         March 31, 1996       	  December 31, 1995
						 	                              (Unaudited)                 (Unaudited)
Real estate loans			                		    $151,565                 	$149,475
Agricultural loans					                        891	           		         724
Commercial and industrial loans			          27,858               	    25,713
Loans to individuals					                   31,957              		    31,205
Other loans						                               32			                     60

     	Total Loans	                				    $212,303               			$207,177

Less:	Unearned income on loans	   		        (5,120)			                (5,074)
     	Deferred loan fees	                     (449) 	           	       (468)
     	Allowance for possible loan
   	     losses		                			        (2,194)		            	    (2,191)

     	Net Loans			                   	    $204,540              			 $199,444

The following is a summary of the past due and nonaccrual loans:

(In Thousands)

                                     Past Due       Past Due
March 31, 1996	                    	30-89 Days 		90 Days or More	  Nonaccrual
Real estate loans			                 $ 2,986		        $ 2,167		       $   -
Loans to individuals			                1,307		            543 	  	        -
Commercial and all other loans	          312              253             -

      	Total	                    	   $ 4,605          $ 2,963         $   -

December 31, 1995
Real estate loans			                 $ 3,880 		       $ 1,391    		   $   -
Loans to individuals			                1,283 		           341   		        -
Commercial and all other loans           563              257             -

		     Total			                      $ 5,726		        $ 1,989	         $  -

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Allowance for Possible Loan Losses
(In Thousands)
						                                   March 31, 1996 		  December 31, 1995
						                                    (Unaudited)			        (Unaudited)
Beginning balance			                  	       $2,191		            		$1,999
Loans charged off			                          		  72            		     176
Recoveries of loans previously
     charged off				                            		 -         			         8
Provision for possible loan losses		              75			          	     360

Ending balance	                     			       $2,194	             		$2,191

Note 5 -- Deposits

(In Thousands)
                                  					 	March 31, 1996 	 	 December 31, 1995
						                                     (Unaudited)	         (Unaudited)
Demand deposits		                     	    $   19,736 			        $  20,247
NOW Accounts				                               31,628         				  31,102
Insured Money Market Accounts	 	               10,347	        			    6,653
Savings deposits				                           30,141		             28,136
Time Certificates of Deposit
     of $100,000 or more			                    14,895			            14,402
Other time deposits				                        96,163		             96,052

	    Total deposits	                 			     $202,910			          $196,592

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 -- Borrowed Funds

(In Thousands)
                     				 	    March 31,1996              		December 31, 1995
					                           (Unaudited)		           	      (Unaudited)

                           						        	Daily				                      Daily
				                       Actual At	    Average    		Actual At         Average
				                        March 31   Outstanding   December 31     Outstanding
Short-term borrowings	      $ 40,813      $24,232 	     $ 15,526 	     $ 18,298

Other borrowed funds	         61,340 	     65,926 	       68,613  	      63,786

Total borrowed funds	       $102,153      $90,158       $ 84,139 	     $ 82,084



Note 7 -- Standby Letters of Credit and Loan Commitments

	Outstanding letters of credit amounted to $1,055,000 and $1,366,000 at March
31, 1996 and December 31, 1995, respectively.

	Commitments to extend credit totaled $32,693,000 at March 31, 1996 and $33,784,000 as of December 31, 1995.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

   	 SUN BANCORP, INC. continued to achieve record profits in the first quarter of 1996. Net income at March 31, 1996 was $1,505,000 compared to $1,290,000 at March 31, 1995, a 16.7% increase. Earnings per share rose 15.0% from the $.40 recorded in the first quarter of 1995 to $.46 for the first quarter of 1996. SUN achieved a 1.82% return on average assets and a 16.51% return on average equity. In the first quarter of 1995, these ratios were 1.72% and 17.63% respectively.

NET INTEREST INCOME

     	The primary source of income for SUN is net interest income, which is the difference between interest and fees on earning assets and interest expense on deposits and other borrowed funds. Several factors affect net interest income including changes in interest rates and changes in the asset and liability balances. SUN's net interest income for the first quarter of 1995 was $3,007,000 compared to $3,262,000 for the same period of 1996. This $255,000 or 8.48% increase was one of the primary reasons for SUN's improved earnings performance.

     	The provision for possible loan losses decreased $45,000. Management's analysis of the allowance for possible loan losses indicates the reduced allocation is a result of our loan quality.

OTHER OPERATING INCOME

     	Other operating income decreased from $413,000 in 1995 to $360,000 in 1996. However, excluding net security gains, other operating income from 1996 was up $17,000 from 1995. SUN recognized a gain of $13,500 on the sale of a foreclosed real estate property in 1995 and $70,000 in net security gains from the sale of municipal securities. In 1996, no realized gains or losses occurred.

OTHER OPERATING EXPENSES

     	Total other operating expense actually decreased $29,000 or 1.90% from $1,526,000 in 1995 to $1,497,000 in 1996. The reduced Federal Deposit Insurance Corporation premium was partially offset by higher net occupancy and equipment expenses. These higher expenses were due to our previously announced information technology enhancements along with acquiring additional future branch locations.

STATEMENT OF CONDITION

     	SUN's total assets reached $343,066,000 at March 31, 1996, compared to $305,932,000 at the same period in 1995. This increase was the result of strong deposit growth, additional borrowed funds through the Federal Home Loan Bank andcontinued growth of total stockholders' equity. During this period, investment securities grew $24,106,000 or 24.39% and net loans grew
$10,841,000 or 5.60%. Loan demand continues to be very strong. Total deposits increased $16,622,000 or a 8.92% change from March 31, 1995. Stockholders' equity remains strong at $35,082,000, which translates to a very strong
10.23% capital to asset ratio.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAPITAL ADEQUACY

      Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.22 per share to its stockholders on March 8, 1996. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                			Regulatory Standards 		 March 31, 1996 	  December 31, 1995
Core capital ratio	          	4.00%			            17.15%		            	18.47%
Risk-based capital ratio	     8.00		              18.22	             		19.59
Leverage ratio	             		3.00			             10.23		             	11.27

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3 -- Omitted pursuant to instructions to Part II

Item 4 - Submission of Matters to a Vote of Security Holders

         a. SUN BANCORP, INC. held its 1996 Annual Meeting on Thursday, April 25, 1996

         b. This information is incorporated by reference to Exhibit 1, item number one. Those directors whose term of office continued after the meeting are:

           		Max E. Bingaman                        Marlin T. Sierer
	           	Robert A. Hormell                      Paul R. John
	           	Fred W. Kelly, Jr.                    	Jerry A. Soper
           		Raymond C. Bowen                       Howard H. Schnure
             Lehman B. Mengel

        c.  This information is incorporated by reference to Exhibit 1.

      	 d.  None

Item 5 -- Other information

      The registrant's Board of Directors authorized the repurchase of up to 160,000 shares of SUN BANCORP, INC. stock. The stock buy-back program is effective until June 1997. The purchased shares will be used for general corporate purposes.

      The Board of Directors also approved a 5% stock dividend and an increased quarterly dividend payment from $.22 per share to $.23 per share for stockholders of record May 24, 1996, payable June 7, 1996.

Item 6 -- Exhibits and Reports on Form 8-K

       	a. No reports on Form 8-K were filed for the quarter ending March 31, 1996.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



    	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date __________________		                		___________________________________
								                                            Fred W. Kelly, Jr.
							                                          Chief Executive Officer
							                                       (Principal Executive Officer)




						                                    	___________________________________
             								                               Jeffrey E. Hoyt
						                             	Sr. Vice President & Chief Financial Officer
							                                     (Principal Financial Officer and
							                                        Principal Accounting Officer)



SUN BANCORP, INC.
P.O. Box 57
Selinsgrove, PA  17870
(717)374-1131