Form 10-Q
period 1996-06-30
SUN BANCORP INC
filed 1996-08-14
CIK 713975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




   For The Quarter Ended June 30, 1996          Commission File Number: 0-14745

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

                  Yes      X                             No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                       3,355,668
                Class                     Outstanding Shares At June 30, 1996

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                            SUN BANCORP, INC.
                                      CONSOLIDATED BALANCE SHEET
(In Thousands)
                                        			  June 30, 1996   December 31, 1995
						                                        (Unaudited)       (Unaudited)
ASSETS

Cash and due from banks			                      $     7,094     	  	$    6,055
Interest-bearing deposits in banks		                    471                416
Investment securities (Note 2)		                    120,635            107,125
Loans (net of unearned income of $5,218
     and $5,074) (Notes 3 & 4)			                   212,095            202,103
     Less:  Deferred loan fees	                        (533)           	  (468)
               Allowance for possible loan
                    losses				                       (2,178)   				     (2,191)

	     Net loans			                                  209,384     				   199,444


Bank premises and equipment		          	              4,590              4,247
Other real estate owned              		                 -                  -
Accrued interest and other assets		                   4,905              2,339
	     Total assets			                              $347,079           $319,626



The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                                  CONSOLIDATED BALANCE SHEET
<caption
(In Thousands)
					                                      	June 30, 1996	    December 31, 1995
						                                       (Unaudited)		        	(Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:  (Note 5)
     Noninterest-bearing                       	 $  21,750          $  20,247
     Interest-bearing				                          186,381            176,345

	Total deposits	                        			       $208,131           $196,592

Short-term borrowings:  (Note 6)
     Federal funds purchased and
          securities sold under agreements
          to repurchase	                  			    $  37,946           $  15,526
     Other borrowed funds			                        61,948         		   68,613
     Accrued interest and other liabilities	         2,988  	            2,875

	Total liabilities                                $311,013        		  $283,606

Stockholders' Equity
     Common Stock, Par value $1.25	             $    4,253      		  $    4,053
     Authorized 20,000,000 shares
     Issued 3,403,177 shares in 1996
            2,950,642 shares in 1995
     Surplus	                        				           30,018              25,563
     Retained earnings                          	    3,362               6,417
     Unrealized gains (losses) on available-for-sale
          securities, net	                            (158)          	   1,396
          Less Treasury stock, At cost
               47,509 Shares in 1996 and 1995 	     (1,409)    			      (1,409)

Total stockholders' equity                       	$ 36,066          	 $ 36,020

	Total liabilities and
	     stockholders' equity	             	         $347,079            $319,626

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                    For the Three Months   For the Six Months
                                        Ended June 30 	      Ended June 30
     				                                (Unaudited)          (Unaudited)

                                       	1996    	1995        1996     1995
Interest Income:
     Interest and fees on loans        $4,801   $4,525     $ 9,543  $ 8,708
     Interest on deposits in banks          7      	 6          18       17
Interest and dividends on
          investments:
	 U.S. Government and agency
     obligations	                       1,352   	1,139       2,643    2,294
	 Obligations of states and
	     political subdivisions   			        458      337         868      645
	 Other securities	                       122      110         222      224

	 Total interest income                $6,740   $6,117     $13,294  $11,888

Interest Expense:
     Interest on deposits		            $2,043   $1,858     $ 4,069  $ 3,403
     Interest on short-term borrowings    398      195         442      653
     Interest on other borrowed funds	    960    1,002       1,035    1,763

	Total interest expense		              $3,401   $3,055     $ 6,693  $ 5,819

	Net interest income		                 $3,339   $3,062     $ 6,601  $ 6,069

Provision for possible loan losses	        75      120         150      240

	Net interest income,
	     after provision for
      possible loan losses            	$3,264   $2,942     $ 6,451  $ 5,829

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Continued)
(In Thousands)
                                  	For the Three Months     For the Six Months
                                      Ended June 30      		    Ended June 30
           		                          (Unaudited)              (Unaudited)
                                   	 	1996    1995            1996     1995
Other Operating Income:
     Trust income                 	  $   69   $   60         $  139   $  120
     Service charges on deposit
          accounts	        			          126      132            248      252
     Other income				                   154      159            271      263
     Net security gains				              - 	       4             -        74
     Income from insurance subsidiary	   65       49            116      108

Total other operating income		       $  414   $  404         $  774      817

Other Operating Expense:
     Salaries and employee benefits  $  857   $  830         $1,702   $1,640
     Net occupancy expense			           100       89            218      182
     Furniture and equipment expenses    99      102            208      188
     Other expenses				                 468      548            873    1,032
     Expenses of insurance subsidiary	   45       66             65      119

Total other operating expense		      $1,569 	 $1,635         $3,066   $3,161

Income before income taxes           $2,109   $1,711         $4,159   $3,485

Income taxes 				                       566      458          1,111      942

Net income				                       $1,543  	$1,253         $3,048   $2,543

PER SHARE DATA

     Net Income                     $   .46	  $  .37         $  .91   $  .75
     Dividends Paid				             $   .23  	$  .165        $  .44   $  .313

Weighted average number of
     shares outstanding		         3,352,431  3,355,160    3,352,431  3,354,760

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)						                                  Six Months Ended
								                                                   June 30
							  	       	                                       (Unaudited)

                                                        1996        	    1995
Cash flows from operating activities:
     Net income		  			                            		 	 $3,048           $2,543
     Adjustments to reconcile net income to net cash
	    provided by operating activities:
	    Provision for possible loan losses			         	      150              240
    	Provision for depreciation	                 			      191              161
    	Net security gains		                       			  	     -               (74)
	    (Increase) in accrued interest and
	    other assets		                            				   	(2,566)            (619)
     Increase (decrease) in accrued interest and
	    other liabilities					                               113              602
     Net cash provided by operating activities            936 	          2,853
Cash flows from investing activities:
     Proceeds from sales of available-for-sale securities  -	            4,295
     Proceeds from maturities of available-for-sale
   	     securities					                 	             10,865           12,321
     Purchases of available-for-sale securities			    (25,930)         (14,542)
     Loans sold							                                  2,493              856
     Net increase in loan originations less principal
	        repayments					                              (12,583)         (11,604)
     Capital expenditures						                          (534)             (58)
	    Net cash used in investing activities		          (25,689)          (8,732)
Cash flows from financing activities:
     Net increase in deposit accounts				              11,539           13,171
     Net (decrease) in short-term borrowings			        22,420          (24,078)
     Proceeds from other borrowed funds			              7,500           30,400
     Repayments of other borrowed funds			            (14,165)       	  (8,406)
     Cash dividends paid					                          (1,484)          (1,057)
     Proceeds from sale of stock for employee
          benefits program					                            37               20
Net cash provided by (used in) financing activities	   25,847           10,050

Net increase (decrease) in cash and cash equivalents	   1,094            4,171
Cash and cash equivalents at beginning of period		      6,471            7,300
Cash and cash equivalents at end of period			         $ 7,565          $11,471
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $ 6,532 	        $ 5,429
          Income taxes paid           					             1,200            1,075

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

	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

SUN BANCORP, INC.
FOR 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 -- Investment Securities

(In Thousands)
                       	         June 30, 1996             December 31, 1995

                         		 Amortized    Estimated       Amortized    Estimated
                    					     Cost      Fair Value          Cost     Fair Value
					                     	     (Unaudited)			                  (Unaudited)
Available-for-sale securities:
     Other obligations of U.S.
          Government agencies	  	 $ 79,049 	  $ 77,436    $ 73,425	    $ 73,358
     Obligations of states and
          political subdivisions    31,373 	    31,864       25,113      26,523
     Corporate debt securities		        36          36          242         242

     Total debt securities		       110,458     109,336 	     98,780     100,123

     Equity securities		      	     10,417      11,299        6,230       7,002

	Total investment securities     	$120,875    $120,635     $105,010    $107,125


Securities with a carrying value of $38,200,000 and $26,000,000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and other items required by law at June 30, 1996 and December 31, 1995, respectively.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 -- Loans

Major classifications of loans are as follows:
(In Thousands)
                      					          June 30, 1996       	  December 31, 1995
						 	                              (Unaudited)                 (Unaudited)
Real estate loans			                		    $160,544                 	$149,475
Agricultural loans					                        976            		         724
Commercial and industrial loans			          23,958               	    25,713
Loans to individuals					                   31,809              		    31,205
Other loans						                               26	 	                     60

     	Total Loans	                				    $209,384               			$207,177

Less:	Unearned income on loans	   		        (5,218)		                (5,074)
     	Deferred loan fees	                     (533) 	           	       (468)
     	Allowance for possible loan
   	     losses		                			        (2,178)		            	    (2,191)

     	Net Loans			                   	    $209,384              			 $199,444

The following is a summary of the past due and nonaccrual loans:

(In Thousands)

                                     Past Due       Past Due
June 30, 1996                      	30-89 Days 		90 Days or More	  Nonaccrual
Real estate loans			                 $2,406          $1,661          $155
Loans to individuals			               1,146             498 	  	       29
Commercial and all other loans	         493              49           130

      	Total	                    	   $4,045          $2,208          $314

December 31, 1995
Real estate loans			                 $3,880 		       $1,391    		    $  -
Loans to individuals			               1,283 		          341   		        -
Commercial and all other loans          563             257             -

		     Total			                      $5,726		        $1,989          $  -

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Allowance for Possible Loan Losses
(In Thousands)
						                                   June 30, 1996 		  December 31, 1995
						                                    (Unaudited)			        (Unaudited)
Beginning balance			                  	       $2,191		            		$1,999
Loans charged off			                          		 170            		     176
Recoveries of loans previously
     charged off				                            		 7         			         8
Provision for possible loan losses		             150             	     360

Ending balance	                     			       $2,178              		$2,191

Note 5 -- Deposits

(In Thousands)
                                  					   June 30, 1996 	 	 December 31, 1995
						                                     (Unaudited)	         (Unaudited)
Demand deposits		                     	      $ 21,750 			         $  20,247
NOW Accounts				                               32,363         				   31,102
Insured Money Market Accounts	 	               10,049         			     6,653
Savings deposits				                           31,245                28,136
Time Certificates of Deposit
     of $100,000 or more			                    15,433                14,402
Other time deposits				                        97,291                96,052

	    Total deposits	                 			     $208,131              $196,592

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 -- Borrowed Funds

(In Thousands)
                     				 	    June 30,1996              		December 31, 1995
					                           (Unaudited)		           	      (Unaudited)

                           						        	Daily				                      Daily
				                       Actual At	    Average    		Actual At         Average
				                        June 30   Outstanding   December 31     Outstanding
Short-term borrowings	      $37,946       $27,615	     $15,526 	      $18,298

Other borrowed funds         61,948 	      67,661 	     68,613  	      63,786

Total borrowed funds	       $99,894       $95,276      $84,139 	      $82,084



Note 7 -- Standby Letters of Credit and Loan Commitments

	Outstanding letters of credit amounted to $1,293,000 and $1,366,000 at June
30, 1996 and December 31, 1995, respectively.

	Commitments to extend credit totaled $37,991,000 at June 30, 1996 and $33,784,000 as of December 31, 1995.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
     Once again, SUN BANCORP, INC. (SUN) achieved record profits through June 30, 1996 as net income reached $3,048,000 compared to the $2,543,000 earned through June 30, 1995, a 20% increase. Earnings per share increased $.16 or 21% from the $.75 earned during the same period in 1996. SUN's strong earnings per-formance is further reflected through a strong 1.82% return on average assets and 16.89% return on average equity. At June 30, 1995, these ratios were 1.67% and 16.84%, respectively.
     During the second quarter of 1996, SUN recorded net income of $1,543,000 compared to the $1,253,000 earned in the same period of 1995, a 23% increase. Earnings per share for the three months ended June 30, 1996 and 1995 were $.46 and $.37, respectively. Much of the increase in net income for the quarter is due to the rise in net interest income of $277,000 or 9% from $3,062,000 in 1995 to $3,339,000.
     At June 30, 1996, the provision for loan losses was $150,000 compared to $240,000 at June 30, 1995. SUN has experienced steady loan growth for several years and its assset quality has remained strong. It is SUN's desire to main-tain the allowance for possible loan losses at a level of 1% of total loans.

OTHER OPERATING INCOME
     Other operating income decreased $43,000 from $817,000 at June 30, 1995 to $774,000 at June 30, 1996. However, excluding net security gains, other operat-ing income rose $31,000 in 1996. In 1995, SUN recognized $76,000 in net security gains from the sale of municipal securities. SUN has not sold any in-vestments in 1996.

OTHER OPERATING EXPENSES
     Total other operating expenses actually decreased $95,000 or 3% from $3,161,000 at June 30, 1996 to $3,066,000 at June 30, 1996. As mentioned in previous reports, the Federal Deposit Insurance Corporation drastically reduced its insurance premiums which contributed to the decrease in other operating expenses. The increases in net occupancy and furniture and equipment expenses are due to the installation of new computer hardware and software as well as preparing our new branch locations for operation. It is the intention of SUN's management to control overhead expenses.

STATEMENT OF CONDITION
     Total assets were $347,079,000 at June 30, 1996 compared to $315,159,000 in 1995, a $31,920,000 or 10% increase. This increase was the result of strong deposit growth and additional borrowed funds through the Federal Home Loan Bank of Pittsburgh. These deposits and borrowings were used to fund the loan growth of $13,919,000 and the $19,295,000 increase in investment securities. The in-vestment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. Deposits rose $11,800,000 with much of the growth occur-ring in time deposits. Total borrowed funds increased $16,304,000 as a result of the increased loan demand. Stockholders' equity remains strong at $36,066,000 resulting in a capital to asset ratio in excess of 10%. SUN is com-mitted to providing its shareholders with the highest possible return on their investment.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAPITAL ADEQUACY
      Management believes capital is being maintained at adequate levels. SUN had a 5% stock dividend and paid a $.23 per share cash dividend to its stock-holders on June 7, 1996. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                			Regulatory Standards 		   June 30, 1996  	  December 31, 1995
Core capital ratio	          	4.00%			            16.94%              	18.47%
Risk-based capital ratio	     8.00		              17.96              		19.59
Leverage ratio	             		3.00			             10.39               	11.27

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3 and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

     On August 5, 1996, the Board of Directors authorized the 18th consecutive increase in the quarterly dividend to $.24 per share payable September 13, 1996 to stockholders of record August 30, 1996.

Item 6 -- Exhibits and Reports on Form 8-K

       	a. No reports on Form 8-K were filed for the quarter ending June 30, 1996.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



    	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date	8/14/96                                      /s/ Fred W. Kelly, Jr.
							                                          Chief Executive Officer
							                                       (Principal Executive Officer)





             								                            /s/ Jeffrey E. Hoyt
						                             	Sr. Vice President & Chief Financial Officer
							                                     (Principal Financial Officer and
							                                        Principal Accounting Officer)



SUN BANCORP, INC.
P.O. Box 57
Selinsgrove, PA  17870
(717)374-1131