Form 10-Q
period 1996-09-30
SUN BANCORP INC
filed 1996-11-14
CIK 713975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




   For The Quarter Ended September 30, 1996     Commission File Number: 0-14745

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

                  Yes      X                             No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                    3,365,435
                Class                  Outstanding Shares At September 30, 1996

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                            SUN BANCORP, INC.
                                      CONSOLIDATED BALANCE SHEET
(In Thousands)
                                      		  September 30, 1996   December 31, 1995
						                                        (Unaudited)       (Unaudited)
ASSETS

Cash and due from banks			                      $     8,034     	  	$    6,055
Interest-bearing deposits in banks		                    627                416
Investment securities (Note 2)		                    125,808            107,125
Loans (net of unearned income of $5,288
     and $5,074) (Notes 3 & 4)			                   214,429            202,103
     Less:  Deferred loan fees	                        (591)           	  (468)
               Allowance for possible loan
                    losses				                       (2,478)   				     (2,191)

	     Net loans			                                  211,360     				   199,444


Bank premises and equipment		          	              4,670              4,247
Other real estate owned              		                 -                  -
Accrued interest and other assets		                   5,035              2,339
	     Total assets			                              $355,534           $319,626



The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                                  CONSOLIDATED BALANCE SHEET
<caption
(In Thousands)
					                                  	September 30, 1996    December 31, 1995
						                                       (Unaudited)		        	(Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:  (Note 5)
     Noninterest-bearing                       	 $  24,737          $  20,247
     Interest-bearing				                          184,240            176,345

	Total deposits	                        			       $208,977           $196,592

Short-term borrowings:  (Note 6)
     Federal funds purchased and
          securities sold under agreements
          to repurchase	                  			    $  50,127           $  15,526
     Other borrowed funds			                        55,825         		   68,613
     Accrued interest and other liabilities	         3,402  	            2,875

	Total liabilities                                $318,331        		  $283,606

Stockholders' Equity
     Common Stock, Par value $1.25	             $    4,253      		  $    4,053
     Authorized 20,000,000 shares
     Issued 3,412,944 shares in 1996
            2,951,400 shares in 1995
     Surplus	                        				           30,018              25,563
     Retained earnings                          	    4,419               6,417
     Unrealized gains (losses) on available-for-sale
          securities, net	                             (78)          	   1,396
          Less Treasury stock, At cost
               47,509 Shares in 1996 and 1995 	     (1,409)    			      (1,409)

Total stockholders' equity                       	$ 37,203          	 $ 36,020

	Total liabilities and
	     stockholders' equity	             	         $355,534            $319,626

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                   For the Three Months   For the Nine Months
                                    Ended September 30 	   Ended September 30
     				                                (Unaudited)          (Unaudited)

                                       	1996    	1995        1996     1995
Interest Income:
     Interest and fees on loans        $4,943   $4,537     $14,486  $13,252
     Interest on deposits in banks          8      105          26      115
Interest and dividends on
          investments:
	 U.S. Government and agency
     obligations	                       1,271   	1,161       3,914    3,455
	 Obligations of states and
	     political subdivisions   			        450      340       1,318      985
	 Other securities	                       146      100         368      324

	 Total interest income                $6,818   $6,243     $20,112  $18,131

Interest Expense:
     Interest on deposits		            $2,088   $1,960     $ 6,157  $ 5,363
     Interest on short-term borrowings    559      107       1,184      760
     Interest on other borrowed funds	    743    1,044       2,742    2,807

	Total interest expense		              $3,390   $3,111     $10,083  $ 8,930

	Net interest income		                 $3,428   $3,132     $10,029  $ 9,201

Provision for possible loan losses	       425       60         575      300

	Net interest income,
	     after provision for
      possible loan losses            	$3,003   $3,072     $ 9,454  $ 8,901

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Continued)
(In Thousands)
                                  	For the Three Months    For the Nine Months
                                    Ended September 30      Ended September 30
           		                          (Unaudited)              (Unaudited)
                                   	 	1996    1995            1996     1995
Other Operating Income:
     Trust income                 	  $   83   $   60         $  222   $  180
     Service charges on deposit
          accounts	        			          130      131            378      383
     Other income				                   133      171            404      434
     Net security gains				             358 	     56            358      130
     Income from insurance subsidiary	   68       24            184      132

Total other operating income		       $  772   $  442         $1,546    1,259

Other Operating Expense:
     Salaries and employee benefits  $  897   $  799         $2,599   $2,439
     Net occupancy expense			            91       93            309      275
     Furniture and equipment expenses    85      107            293      295
     Other expenses				                 444      340          1,317    1,372
     Expenses of insurance subsidiary	   37       -             102      119

Total other operating expense		      $1,554 	 $1,339         $4,620   $4,500

Income before income taxes           $2,221   $2,175         $6,380   $5,660

Income taxes 				                       534      612          1,645    1,554

Net income				                       $1,687  	$1,563         $4,735   $4,106

PER SHARE DATA

     Net Income                     $   .49	  $  .47         $ 1.40   $ 1.22
     Dividends Paid				             $   .24  	$  .173        $  .68   $  .49

Weighted average number of
     shares outstanding		         3,407,968  3,353,994    3,372,496  3,353,994

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)						                                  Nine Months Ended
								                                                 September 30
							  	       	                                       (Unaudited)

                                                        1996        	    1995
Cash flows from operating activities:
     Net income		  			                            		 	 $4,735           $4,106
     Adjustments to reconcile net income to net cash
	    provided by operating activities:
	    Provision for possible loan losses			         	      575              300
    	Provision for depreciation	                 			      258              243
    	Net security gains		                       			  	    358             (130)
	    (Increase) in accrued interest and
	    other assets		                            				   	(2,696)            (315)
     Increase (decrease) in accrued interest and
	    other liabilities					                               527              529
     Net cash provided by operating activities          3,041 	          4,733
Cash flows from investing activities:
     Proceeds from sales of available-for-sale
         securities                                     3,760            4,383
     Proceeds from maturities of available-for-sale
   	     securities					                 	             15,115           17,952
     Purchases of available-for-sale securities			    (38,674)         (20,410)
     Loans sold							                                  3,066            2,396
     Net increase in loan originations less principal
	        repayments					                              (15,557)         (12,126)
     Capital expenditures						                          (681)            (309)
	    Net cash used in investing activities		          (32,971)          (8,114)
Cash flows from financing activities:
     Net increase in deposit accounts				              12,385           13,384
     Net (decrease) in short-term borrowings			        24,601          (21,163)
     Proceeds from other borrowed funds			             18,525           30,400
     Repayments of other borrowed funds			            (21,313)       	 (16,480)
     Cash dividends paid					                          (2,292)          (1,639)
     Proceeds from sale of stock for employee
          benefits program					                           214               36
Net cash provided by (used in) financing activities	   32,120            4,538

Net increase (decrease) in cash and cash equivalents	   2,190            1,157
Cash and cash equivalents at beginning of period		      6,471            7,300
Cash and cash equivalents at end of period			         $ 8,661          $ 8,457
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $10,002 	        $ 8,652
          Income taxes paid           					             1,875            1,550

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

	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

SUN BANCORP, INC.
FOR 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 -- Investment Securities

(In Thousands)
                       	      September 30, 1996             December 31, 1995

                         		 Amortized    Estimated       Amortized    Estimated
                    					     Cost      Fair Value          Cost     Fair Value
					                     	     (Unaudited)			                  (Unaudited)
Available-for-sale securities:
     Other obligations of U.S.
          Government agencies	  	 $ 85,354 	  $ 83,694    $ 73,425	    $ 73,358
     Obligations of states and
          political subdivisions    30,842 	    31,325       25,113      26,523
     Corporate debt securities		        23          23          242         242

     Total debt securities		       116,219     115,042 	     98,780     100,123

     Equity securities		      	      9,707      10,766        6,230       7,002

	Total investment securities     	$125,926    $125,808     $105,010    $107,125


Securities with a carrying value of $36,913,000 and $26,000,000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and other items required by law at September 30, 1996 and December 31, 1995, respectively.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 -- Loans

Major classifications of loans are as follows:
(In Thousands)
                      					        September 30, 1996       	  December 31, 1995
						 	                              (Unaudited)                 (Unaudited)
Real estate loans			                		    $163,944                 	$149,475
Agricultural loans					                        992            		         724
Commercial and industrial loans			          22,815               	    25,713
Loans to individuals					                   31,711              		    31,205
Other loans						                              255	 	                     60

     	Total Loans	                				    $219,717               			$207,177

Less:	Unearned income on loans	   		        (5,288)		                (5,074)
     	Deferred loan fees	                     (591) 	           	       (468)
     	Allowance for possible loan
   	     losses		                			        (2,478)		            	    (2,191)

     	Net Loans			                   	    $211,360              			 $199,444

The following is a summary of the past due and nonaccrual loans:

(In Thousands)

                                     Past Due       Past Due
September 30, 1996                 	30-89 Days 		90 Days or More   Nonaccrual
Real estate loans			                 $2,417          $1,272          $283
Loans to individuals			               1,034             305 	  	       19
Commercial and all other loans	         604              83            99

      	Total	                    	   $4,055          $1,660          $401

December 31, 1995
Real estate loans			                 $3,880 		       $1,391    		    $  -
Loans to individuals			               1,283 		          341   		        -
Commercial and all other loans          563             257             -

		     Total			                      $5,726		        $1,989          $  -

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Allowance for Possible Loan Losses
(In Thousands)
						                                September 30, 1996 		  December 31, 1995
						                                    (Unaudited)			        (Unaudited)
Beginning balance			                  	       $2,191		            		$1,999
Loans charged off			                          		 296            		     176
Recoveries of loans previously
     charged off				                            		 8         			         8
Provision for possible loan losses		             575             	     360

Ending balance	                     			       $2,478              		$2,191

Note 5 -- Deposits

(In Thousands)
                                  			 	September 30, 1996 	 	 December 31, 1995
						                                     (Unaudited)	         (Unaudited)
Demand deposits		                     	      $ 24,737 			         $  20,247
NOW Accounts				                               31,603         				   31,102
Insured Money Market Accounts	 	               11,681         			     6,653
Savings deposits				                           27,031                28,136
Time Certificates of Deposit
     of $100,000 or more			                    15,465                14,402
Other time deposits				                        98,460                96,052

	    Total deposits	                 			     $208,977              $196,592

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 -- Borrowed Funds

(In Thousands)
                     				    September 30,1996              		December 31, 1995
					                           (Unaudited)		           	      (Unaudited)

                           						        	Daily				                     Daily
				                      Actual At      Average    		 Actual At       Average
				                     September 30   Outstanding   December 31    Outstanding
Short-term borrowings	     $ 50,127       $32,848      $15,526 	      $18,298

Other borrowed funds         55,825 	      64,011 	     68,613  	      63,786

Total borrowed funds	      $105,952       $96,859      $84,139 	      $82,084



Note 7 -- Standby Letters of Credit and Loan Commitments

	Outstanding letters of credit amounted to $1,361,000 and $1,366,000 at September 30, 1996 and December 31, 1995, respectively.

	Commitments to extend credit totaled $38,352,000 at September 30, 1996 and $33,784,000 as of December 31, 1995.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
     SUN BANCORP, INC. (SUN) continued its record earnings performance through September 30, 1996 as net income reached $4,735,000 compared to the $4,106,000 earned through September 30, 1995, representing a 15% increase. Earnings per share also rose 15% for the nine months to $1.40 per share in 1996 compared to $1.22 earned during the same period of 1995. SUN's strong earnings performance is further reflected through a 1.86% return on average assets and a 17.35% return on average equity. These ratios were 1.78% and 17.50% at September 30, 1995.
     During the third quarter of 1996, SUN achieved net income of $1,687,000 compared to the $1,563,000 earned in the same period of 1995, an 8% increase. Earnings per share for the three months ending September 30, 1996 and 1995 were $.49 and $.47, respectively. Much of the increase in net income for the quarter is due to the rise in net interest income of $296,000 or 9% from $3,111,000 in 1995 to $3,428,000 in 1996.
     SUN increased the provision for possible loan losses by $350,000 in the third quarter as a result of our continued loan growth and associated delinquencies. This increase was funded by $358,000 in net gains from the sale of a few municipal bonds and equity securities. Therefore, the increase in the loan reserve had no impact on core earnings. The proceeds from the sales of the securities were reinvested in the investment portfolio.

OTHER OPERATING INCOME
     Total other operating income, excluding net security gains, rose $59,000 or 5%. Trust income increased $42,000 or 23% from $180,000 at September 30, 1995 to $222,000 at September 30, 1996 due to an increase in the number of trust accounts and related account balances.

OTHER OPERATING EXPENSES
     Total other operating expenses rose $120,000 or 3%. This slight increase was due primarily to occupancy expense rising $34,000 or 12% as a result of preparing our new branch locations for operation. Our Northumberland office will be fully operational in early 1997 and the new Shamokin Dam location will open in the second quarter of 1997. Salaries and employee benefits rose $160,000 or 7% due to increased staffing and normal salary adjustments. The reduction in the Federal Deposit Insurance Corporation insurance premiums con-tributed to the decrease in other operating expenses. Management is committed to controlling overhead expenses.

STATEMENT OF CONDITION
     Total assets were $355,534,000 at September 30, 1996 compared to $311,507,000 in 1995, a $44,027,000 or 14% increase. This increase was the result of strong deposit growth and additional borrowed funds through the Federal Home Loan Bank of Pittsburgh. These deposits and borrowings were used to fund the loan growth fo $16,973,000 and the $23,703,000 increase in investment securities. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. Deposits rose $12,433,000 with much of the growth occurring in time deposits. Total borrowed funds increased $27,521,000 as a result of the increased loan demand. Stockholders' equity remains strong at $37,203,000, resulting in a capital to asset ratio in excess of 10% and book value of $11.05 per share. SUN is committed to providing its shareholders with the highest possible return on their investment.

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

                			Regulatory Standards   	September 30, 1996  December 31, 1995
Core capital ratio	          	4.00%			            17.16%              	18.47%
Risk-based capital ratio	     8.00		              18.30              		19.59
Leverage ratio	             		3.00			             10.46               	11.27

SUBSEQUENT MATERIAL EVENTS
    On November 6, 1996, SUN BANCORP, INC. (SUN) signed a definitive agreement to acquire Bucktail Bank and Trust Company (Bucktail) located in Emporium, Pennsylvania. Bucktail Bank is a wholly-owned subsidiary of F.N.B. Corporation, a multi-bank holding company headquartered in Hermitage, Pennsylvania. The transaction is subject to obtaining regulatory and shareholder approval and therefore, the final closing is not expected until early to mid 1997.

     Under the terms of the acquisition, the aggregate number of shares of SUN common stock exchanged for all outstanding shares of Bucktail common stock will be 538,461 shares of SUN common stock. Based on the number of shares of SUN common stock to be issued to F.N.B. Corporation, as the sole shareholder of Bucktail, the value of the acquisition is approximately $17,500,000.

     Upon completion of the acquisition, Bucktail's banking operations will be merged with and into those of Sun Bank headquartered in Selinsgrove, Pennsyl-vania, a wholly-owned subsidiary of SUN. Sun Bank trades and conducts business under the names Snyder County Trust Company and Watsontown Bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3 and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

     On November 4, 1996, the Board of Directors authorized the 19th consecutive increase in the quarterly dividend to $.25 per share payable December 13, 1996 to stockholders of record November 29, 1996.

Item 6 -- Exhibits and Reports on Form 8-K

          b. A report on Form 8-K was filed on November 8, 1996 announcing the signing of a definitive agreement to acquire Bucktail Bank and Trust Company located in Emporium, Pennslyvania.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



    	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date	11/14/96                                      /s/ Fred W. Kelly, Jr.
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