Form 10-K
period 1996-12-31
SUN BANCORP INC
filed 1997-03-31
CIK 713975

FORM 10-K --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended December 31, 1996
                                   or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[No Fee Required]
For the transition period from            	 to
Commission File Number     0-14745

				                          SUN BANCORP, INC. (SUN)
               (Exact name of registrant as specified in its charter)

   	  Pennsylvania		 			                                        23-2233584
(State or other jurisdiction of				                  	      (I.R.S. Employer
incorporation or organization)				                         Identification No.)

  PO Box 57, Selinsgrove, PA						                                17870
(Address of principal executive offices)	                       (Zip Code)

Registrant's telephone number, including area code  717-374-1131

Securities registered pursuant to Section 12(b) of the Act:
                    								            Name of each exchange on
	Title of each class					                    which registered
	       None					                             		   None

Securities registered pursuant to Section 12(g) of the Act:

			         	     Common stock, $1.25 Par Value
    				                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [ X ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of March 6, 1997, the Registrant had 3,381,125 shares of common stock outstanding with a par value of $1.25. Based on the closing bid price of $33.50 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $97,846,733.00.

Portions of the 1996 Annual Report to Stockholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 1997 Proxy Statement for the Annual Stockholders' Meeting to be held on April 24, 1997 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

                                   PART I

ITEM 1 - BUSINESS

SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982. SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987. On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank
(Bank). The banks continue to do business as Snyder County Trust Company, Incorporated as Sun Bank and Watsontown Bank, Incorporated as Sun Bank. SUN also owns the Pennsylvania SUN Life Insurance Company, a credit life and dis-ability insurance company formed in 1993. SUN is a limited partner in two partnerships for the purpose of building, owning and operating affordable elderly apartment complexes in SUN's market area. As part of the agreement, SUN is able to recognize tax credits from this economic development project.

	Sun Bank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in central Pennsylvania. Sun Bank operates six banking offices and one trust services office serving Snyder, Union, Northumberland and Lycoming Counties.
At December 31, 1996, Sun Bank had total assets of $364,738,000 and total stockholders' equity of $36,621,000. Net income for 1996 was $6,256,000.

	The Bank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, and safe deposit services.  The Bank also operates a trust department that provides full fiduciary services.  Also, eight Automated Teller Machines (ATMs) throughout the service area provide
24-hour banking service.  Sun Bank's activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, the Bank's business is not seasonal in nature and does not engage in foreign transactions.  The majority of the loan portfolio is comprised of residential real estate loans and consumer loans which generally are low-risk.  The Bank's deposits are insured by the
Federal Deposit Insurance Corporation (FDIC) in the amount allowed by law.

	The Pennsylvania SUN Life Insurance Company provides credit life and disability insurance to Sun Bank's credit customers. Pennsylvania SUN Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1996, Pennsylvania SUN Life had total assets of $653,000 and total stockholders' equity of $284,000. Net income for 1996 was $70,000.

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

	SUN is subject to regulation and supervision by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking. SUN files quarterly and annual reports with the Federal Reserve Bank (FRB) of Philadelphia and periodic on-site exams of SUN are done by the FRB. Regular examinations of the Bank are conducted by the FDIC and the Pennsylvania Department of Banking.

SUN and the Pennsylvania SUN Life Insurance Company do not have any employees. At December 31, 1996, the Bank employed 113 persons. The Bank offers a variety of benefit programs and feels its relationship with its employees is good.

ITEM 2 - PROPERTIES

	SUN's corporate office is located in Sun Bank's main banking office. SUN owns all of its properties with the exception of an off-site ATM, Item 8 listed below, which is rented from Weis Markets, Inc., Sunbury, Pennsylvania.
In 1995, SUN purchased parcels of land in Liverpool for the purpose of build-ing a branch in the future. SUN also purchased an existing branch location
(Item 12) in Shamokin Dam formerly owned by Swineford National Bank. This site will be replacing our current branch office (Item 2) in Shamokin Dam in April 1997. All of the properties are in good condition and adequate for the bank's purposes. The following is a list of the banking offices, the addresses, and a brief description of each office.

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
				                   New Berlin, Pennsylvania  17855

4.  Sunbury            11 South Second Street                 Brick structure
				                   Sunbury, Pennsylvania  17801

5.  Middleburg         Route 522 & Dock Hill Road             Brick structure
				                   Middleburg, Pennsylvania  17842

6.  Trust Division     100 West Pine Street		  		            	Brick structure
				                   Selinsgrove, Pennsylvania  17870

7.  Automated Teller   108 West Pine Street	  	            			Brick structure
    Machine            Selinsgrove, Pennsylvania  17870

8.  Automated Teller   700 North Broad Street                 Brick structure
    Machine            Selinsgrove, Pennsylvania  17870

9.  Watsontown         300 Main Street		                   			Brick structure
				                   Watsontown,  Pennsylvania  17777

10. Northumberland     96 Duke Street		                     		Brick structure
                   				Northumberland, Pennsylvania  17857

11. Liverpool          Rts. 11 & 15 South                     Land
				                   Liverpool, Pennsylvania  17045

12. Shamokin Dam       200 S. Susquehanna Trail	           			Brick structure
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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    	Not applicable

                               PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

	On April 1993, the common stock of SUN BANCORP, INC. began trading publicly on the NASDAQ national market system under the symbol SUBI.  Prior to this date, the stock was not traded on an established stock exchange; however, it was traded on the over-the-counter market.  As of March 6, 1997, SUN had approximately 1,583 holders of its common stock.  SUN offers its shareholders a Divided Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of
SUN.

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

	Additional stock information is incorporated by reference to Stockholder Information found on page 40 of the 1996 Annual Report to Stockholders.


ITEM 6 - SELECTED FINANCIAL DATA

	This item is incorporated by reference to information under the heading Five Year Financial Highlights on page 26 of the 1996 Annual Report to Stockholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	This item is incorporated by reference to Management's Discussion and Analysis on pages 28 through 39 of the 1996 Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	This item is incorporated by reference to the Consolidated Financial State-
ments, Notes to Consolidated Financial Statements and Report of Independent
Certified Public Accountants set forth on pages 6 through 25 of the 1996
Annual Report to Stockholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None


                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 6 of the
Corporation's 1997 Proxy Statement.

	Information regarding disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is incorporated herein by reference to Compliance with Securities and Exchange Act on page 20 of the Corporation's 1997 Proxy
Statement.



ITEM 11 - EXECUTIVE COMPENSATION

	Information relating to management remuneration and compensation is in-corporated herein by reference to Executive Compensation and Other
Information on page 14 of the 1997 Proxy Statement.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 11 of the 1997 Proxy Statement.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is incorporated by reference to footnote 12 on page 19 of the 1996 Annual Report to Stockholders and under the heading of Transactions with Management on page 20 of the 1997 Proxy Statement.

                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  (1)    The following consolidated financial statements and report of independent certified public accounts of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Part II, Item 8:

        	     Consolidated Balance Sheets - December 31, 1996 and 1995

        	     Consolidated Statements of Income - Years Ended December 31,
              1996, 1995 and 1994

        	     Consolidated Statements of Stockholders' Equity - Years Ended
              December 31, 1996, 1995 and 1994

        	     Consolidated Statements of Cash Flows - Years Ended December 31,
              1996, 1995 and 1994

        	     Notes to Consolidated Financial Statements

        	     Report of Independent Certified Public Accountants

        (2) All schedules applicable to the Registrant are shown in the respective financial statements or the notes thereto. Financial statement schedules not included are omitted because the information is not required under the related instructions or it is inapplicable.

        (3)   Exhibits
         		       3(i)  The Articles of Incorporation of the Corporation are
                        incorporated herein by reference to Exhibit 3 to the
                        Corporation's Annual Report on Form 10-K for the year
                        ended December 31, 1993 (Commission File Number
                        0-14745).

    	             3(ii) The By-Laws, as amended and restated, are incorporated herein by reference to Exhibit 3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 0-14745).

  	                 13  Annual Report to Stockholders of SUN BANCORP, INC. for
                        the year ended December 31, 1996 is filed herewith.
                        Such report, except for those portions thereof which
                        are expressly incorporated by reference herein, is
                        furnished for information of the Securities and
                        Exchange Commission only and it is not considered
                        "filed" as part of the Form 10-K filing.

                    22  Subsidiaries of the Registrant are filed herewith.

                    23 Published Report Regarding Matters Submitted To Vote Of Security Holders is filed herewith, the 1997 Proxy Statement of SUN BANCORP, INC.

  (b)  	A report on Form 8-K was filed during the fourth quarter of 1996 announcing the signing of a definitive agreement on November 6, 1996 to acquire the Bucktail Bank and Trust Company located in Emporium, Pennsylvania.

  (c)  	Exhibits - the required exhibits are included under Item 14(a) (3) of the Form 10-K.

  (d)  	Financial statement schedules are omitted because the required information is not applicable or is included elsewhere herein.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUN BANCORP, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               							               SUN BANCORP, INC.
							                                                (Registrant)

                              						By: 	/s/ Fred W. Kelly, Jr.
				   			                                        Fred W. Kelly, Jr.
    			  				                             President & Chief Executive Officer

                                				Date:	         3/27/97





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

		            Name							               Date

__________________________________________	                           3/27/97
/s/ Fred W. Kelly, Jr., President, Chief Executive Officer
and Director

__________________________________________	     3/27/97
/s/ Jeffrey E. Hoyt, Executive Vice President,
Secretary, Principal Financial Officer,
and Chief Accounting Officer

__________________________________________	     3/27/97
/s/ Max E. Bingaman, Director

__________________________________________	     3/27/97
/s/ Raymond C. Bowen, Director

__________________________________________	     3/27/97
/s/ David R. Dieck, Director

__________________________________________	     3/27/97
/s/ Louis A. Eaton, Director

__________________________________________	     3/27/97
/s/ Dr. Robert E. Funk, Director

__________________________________________	     3/27/97
/s/ Robert A. Hormell, Director

__________________________________________	     3/27/97
/s/ George F. Keller, Director

__________________________________________	     3/27/97
/s/ Lehman B. Mengel, Director

__________________________________________	     3/27/97
/s/ Marlin T. Sierer, Director

__________________________________________	     3/27/97
/s/ Jerry A. Soper, Director

__________________________________________	     3/27/97
/s/ Dennis J. Van, Director