Form 10-Q
period 1997-03-31
SUN BANCORP INC
filed 1997-05-15
CIK 713975

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q



(X) Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            March 31, 1997
                                 --------------------------------

                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934
For the transition period from                      to
                               --------------------     -------------------


Commission File Number:           0-14745
                        -------------------------


                             SUN BANCORP, INC. (SUN)
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Pennsylvania                                  23-2233584
----------------------------------------    ----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     PO Box 57, Selinsgrove, Pennsylvania 		                     17870
------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip code)

                               (717)-374-1131
------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                    N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year,if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                             No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes                                    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                       3,379,374
   ---------------------------------    ---------------------------------------
                Class                     Outstanding Shares At March 31, 1997

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
(In Thousands)
                                        				March 31, 1997   December 31, 1996
ASSETS
Cash and due from banks			                      $     9,362       		$    6,793
Interest-bearing deposits in banks 	                    711                706
Securities Available for Sale (Note 2)              135,710            136,538
Loans (net of unearned income of $5,189
      and $5,357) (Notes 3 & 4)		                   218,473            216,376
   Less:  Deferred loan fees	                          (762)           	  (661)
          Allowance for possible loan
             losses                                  (2,634)   				     (2,490)
                                                -----------        -----------
	     Net loans			                                  215,077     				   213,225
                                                -----------        -----------

Bank premises and equipment		          	              5,428   	          5,078
Other real estate owned              		                 424                311
Accrued interest and other assets		                   5,930		            4,739
                                                -----------        -----------
	     Total assets			                            $  372,642         $  367,390
                                                ===========        ===========



The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)
(In Thousands)
					                                      	March 31, 1997   December 31, 1996
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:  (Note 5)
   Noninterest-bearing                        	 $   22,277           $  19,977
   Interest-bearing  			                           189,062             185,642
                                                ----------           ---------
	     Total deposits	                   			        211,339             205,619
                                                ----------           ---------
Short-term borrowings:  (Note 6)
   Federal funds purchased and
      securities sold under agreements
      to repurchase	                       	        25,783              35,523
   Other borrowed funds                             93,625         		   83,625
   Accrued interest and other liabilities            3,268  	            3,457
                                                ----------           ---------
      Total liabilities                            334,015        	    328,524
                                                ----------           ---------
Shareholders' Equity
   Common Stock, Par value $1.25	               $    4,284      		   $   4,272
   Authorized 20,000,000 shares
   Issued 3,426,883 shares in 1997
          3,417,358 shares in 1996
   Surplus                           				           30,604              30,404
   Retained earnings                            	    5,851               4,927
   Unrealized gains (losses) on available-for-sale
      securities, net                                 (703)          	     672
   Less Treasury stock, At cost
        47,509 Shares in 1997 and 1996        	     (1,409)    			      (1,409)
                                                ----------           ---------
Total shareholders' equity                       	  38,627          	   38,866
                                                ----------           ---------
Total liabilities and
	     shareholders' equity	           	         $  372,642           $ 367,390
                                                ==========           =========

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
(In Thousands)
    	                                                    For the Three Months
	                                                           Ended March 31
                                                       -----------------------
                                                       	1997            	1996
Interest and Dividend Income:
   Interest and fees on loans                          $4,871           $4,742
   Interest on deposits in banks    	                      13               11
Income from available for sale securities
	  Taxable                                              1,333           	1,291
   Tax Exempt                                  			        639              410
 	 Dividends                                              182	             100
                                                       ------           ------
    	 Total interest and dividend income                7,038            6,554
                                                       ------           ------
Interest Expense:
   Interest on deposits   	                             2,152            2,026
   Interest on short-term borrowings                      273 	            227
   Interest on other borrowed funds                     1,203 	          1,039
                                                       ------           ------
      Total interest expense                            3,628            3,292
                                                       ------           ------
         Net interest income                            3,410 	          3,262

Provision for possible loan losses	                       150    	          75
                                                       ------           ------
   	Net interest income,
	     after provision for
      possible loan losses                            	$3,260           $3,187

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)
(In Thousands)
    							                                           	For the Three Months
				    		     		                                         Ended March 31
                                                     -------------------------
                                         			         	 	1997         		  1996
Other Operating Income:
   Trust income                                   	  $    108 	        $    70
   Service charges on deposit accounts                    141              122
   Equity in Losses in Real Estate Ventures              ( 32)            ( 10)
   Other income   			                                     111              117
   Net security gains                                     209               -
   Income from insurance subsidiary                        43               51
                                                     --------          -------
Total other operating income		                       $    580          $   350
                                                     --------          -------
Other Operating Expense:
   Salaries and employee benefits                    $    908          $   845
   Net occupancy expense                                  107              118
   Furniture and equipment expenses                       134              109
   Other expenses                                         403              395
   Expenses of insurance subsidiary                         7               20
                                                     --------          -------
Total other operating expense		                      $  1,497 	       	$ 1,487
                                                     --------          -------
Income before income taxes  			                      $  2,281          $ 2,050

Income taxes 		 	                                         478              545
                                                     --------          -------
Net income		                                         $  1,803          $ 1,505
                                                     ========          =======

PER SHARE DATA

   Net Income				                                    $    .53      	   $   .45
   Dividends Paid    	                               $    .26         	$   .21

Weighted average number of
   shares outstanding                               3,375,255        3,354,053

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
(In Thousands)
                  						                                 Three Months Ended
								                                                       March 31
                                                       -----------------------
                                                        1997        	    1996
Cash flows from operating activities:
   Net income      			                            		 	 $1,803           $1,505
      Adjustments to reconcile net income to net cash
	       provided by operating activities:
	        Provision for possible loan losses	       	      150               75
        	Provision for depreciation	                 	    113               95
        	Net security gains		                       		    209               -
	        (Increase) in accrued interest and
	          other assets		                      				   	(  598)          (  408)
    	    Increase (decrease) in accrued interest and
	          other liabilities					                      (  189)              46
                                                       ------           ------
      Net cash provided by operating activities         1,488 	          1,313
                                                       ------           ------
Cash flows from investing activities:
    Proceeds from sales of available-for-sale securities  502               -
    Proceeds from maturities of available-for-sale
   	    securities 				                 	               3,199            2,199
    Purchases of available-for-sale securities 	 	     (5,163)         (20,672)
    Net increase in loans                              (2,002)          (5,171)
    Capital expenditures				                             (463)            (353)
                                                       ------           ------
	      Net cash used in investing activities	          (3,927)         (23,997)
                                                       ------           ------
Cash flows from financing activities:
     Net increase in deposit accounts				               5,720            6,318
     Net increase (decrease) in short-term borrowings (10,040)          25,287
     Proceeds from other borrowed funds			             10,000            7,500
     Repayments of other borrowed funds			                 -         	 (14,773)
     Cash dividends paid					                            (877)            (704)
     Proceeds from sale of stock for employee
          benefits program					                           210                4
                                                       ------           ------
Net cash provided by (used in) financing activities	    5,013           23,632
                                                       ------           ------
Net increase (decrease) in cash and cash equivalents	   2,574              948
Cash and cash equivalents at beginning of period		      7,499            6,471
                                                       ------           ------
Cash and cash equivalents at end of period			         $10,073          $ 7,419
                                                       ======           ======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $ 3,605 	        $ 3,320
          Income taxes paid           					                -                -

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

	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

	The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on page 8 of the 1996 Annual Report to Shareholders.

SUN BANCORP, INC.
FOR 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 --  Securities Available for Sale

(In Thousands)
                       	         March 31, 1997             December 31, 1996
                            -----------------------      -----------------------
                         		 Amortized    Estimated       Amortized    Estimated
                    					     Cost      Fair Value          Cost     Fair Value
  					                     	     (Unaudited)	                 (Unaudited)
Available-for-sale securities:
     Other obligations of U.S.
        Government agencies     	 $ 78,492 	  $ 76,372    $ 82,069    $ 81,036
     Obligations of states and
        political subdivisions      46,709 	    46,432      42,229      42,874
                                  --------    --------    --------    --------
     Total debt securities		       125,201     122,804 	   124,298     123,910

     Equity securities		      	     11,573      12,906      11,223      12,628
                                  --------    --------    --------    --------
Total investment securities      	$136,774    $135,710    $135,521    $136,538
                                  ========    ========    ========    ========


Securities with a carrying value of $57,399,000 and $61,000,000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, and other items required by law at March 31, 1997 and December 31, 1996, respectively.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 -- Loans

Major classifications of loans are as follows:
(In Thousands)
                      						         March 31, 1997       	  December 31, 1996
						 	                              (Unaudited)                 (Unaudited)
Real estate - Mortgages 		          		    $164,724                 	$158,310
Real estate - Construction                   4,982                     5,107
Agricultural       				                        709            		         769
Commercial and industrial                   26,046               	    24,554
Individual                                  27,111              		    32,848
Other                                           90			                    145
                                          --------                  --------
  	Total Loans                    				     223,662               			 221,733

Less:	Unearned income on loans	   		        (5,189)                   (5,357)
     	Deferred loan fees	                     (762) 	           	       (661)
     	Allowance for possible loan losses    (2,634)              	    (2,490)
                                          --------                  --------
     	Net Loans			                   	    $215,077              			 $213,225
                                          ========                  ========

The following is a summary of the past due and nonaccrual loans:
(In Thousands)

                                     Past Due       Past Due
March 31, 1997	                    	30-89 Days 		90 Days or More	  Nonaccrual
Real estate                          $ 5,044          $ 1,516         $  565
Individual                               823		            378 	  	        55
Commercial and other                     349              127            206
		                                   -------          -------         ------
      	Total	                    	   $ 6,216          $ 2,021         $  826
                                     =======          =======         ======

December 31, 1996

Real estate        	                 $ 2,982 		       $ 1,350    		   $  236
Individual                             1,203 		           443   		        -
Commercial and other                     528               70             -
                                     -------          -------         ------
		     Total			                      $ 4,713          $ 1,863	        $  236
                                     =======          =======         ======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Allowance for Possible Loan Losses
(In Thousands)
						                                   March 31, 1997 		  December 31, 1996
						                                    (Unaudited)			        (Unaudited)
Beginning balance			                  	       $2,490              		$2,191
Provision charged to expense                  		 150            		     650
Recoveries       			                            		64         			        16
Loans charged off                  	             (70) 	          	    (367)
		                                            ------                ------
Ending balance	                     			       $2,634 	            		$2,490
                                              ======                ======

Note 5 -- Deposits
(In Thousands)
                                  					 	March 31, 1997 	 	 December 31, 1996
						                                     (Unaudited)	         (Unaudited)
Demand deposits		                     	      $ 22,277 			         $ 19,977
NOW Accounts				                               30,836         				  31,024
Insured Money Market Accounts	 	               12,279         			   10,534
Savings deposits				                           28,392               26,870
Time Certificates of Deposit
   of $100,000 or more   		                    17,988               17,447
Other time deposits				                        99,567 	             99,767
                                             --------             --------
	    Total deposits	                 			     $211,339  	          $205,619
                                             ========             ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 -- Borrowed Funds

(In Thousands)
                     				 	    March 31,1997              		December 31, 1996
					                           (Unaudited)		           	      (Unaudited)

                           						        	Daily				                      Daily
				                       Actual At	    Average    		Actual At         Average
				                        March 31   Outstanding   December 31     Outstanding
Short-term borrowings	      $ 25,783      $ 27,863 	    $ 35,823 	    $ 34,578

Other borrowed funds	         93,625 	      90,281 	      83,625  	     64,479
                            --------      --------      --------      --------
Total borrowed funds	       $119,408      $118,684      $119,448	     $ 99,057
                            ========      ========      ========      ========



Note 7 -- Standby Letters of Credit and Loan Commitments

	Outstanding letters of credit amounted to $2,613,000 and $1,278,000 at March
31, 1997 and December 31, 1996, respectively.

	Commitments to extend credit totaled $36,100,000 at March 31, 1997 and $40,449,000 as of December 31, 1996.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

   	 SUN BANCORP, INC.(SUN) continued to achieve record profits in the first quarter of 1997. Net income increased by $298,000 or 19.8% to $1,803,000 at March 31, 1997 from $1,505,000 at March 31, 1996. Earnings per share rose 17.8% from the $.45 recorded in the first quarter of 1996 to $.53 for the first quarter of 1997. SUN achieved a 1.95% return on average assets and a 18.17% return on average equity. In the first quarter of 1996, these ratios were 1.82% and 16.51% respectively.


NET INTEREST INCOME

     	The primary source of income for SUN is net interest income, which is the difference between interest and fees on earning assets and interest expense on deposits and other borrowed funds. Several factors affect net interest income including fluctuations in interest rates and changes in the asset and liability balances. SUN's net interest income increased by $148,000 or 4.54% to 3,410,000 for the first quarter of 1997 compared to $3,262,000 for the same period of 1996.
     	The provision for possible loan losses increased $75,000 to $150,000 at March 31, 1997 from $75,000 in 1996. This increase in the provision was a direct result of the continued loan growth and management's desire to maintain the allowance for possible loan losses in excess of 1% of total loans. Even though past due loans are higher than historical levels, SUN's asset quality remains strong.


OTHER OPERATING INCOME

     	Other operating income increased from $350,000 in 1996 to $580,000 in 1997. However, excluding net security gains, other operating income for the same three month period from 1996 to 1997 was up $21,000. SUN recognized net security gains of $209,000 in the three months ended March 31, 1997. For the same period in 1996, no security gains or losses were incurred.


OTHER OPERATING EXPENSES

     	Total other operating expense increased $72,000 or 4.84% to $1,559,000 in 1997 from 1,487,000. Increases occurred in salaries and the furniture and equipment expenses totalling 88,000. These increases were due to increased staffing and expenses related to expanding our branch operations to Northumberland and relocating our Shamokin Dam office. Net occupancy expenses and expenses of our insurance subsidiary decreased by $24,000 for the same three month period. Other expenses have remained relatively unchanged.


STATEMENT OF CONDITION

    	SUN's total assets grew $29,575,000 to $372,641,000 as of March 31, 1997 from $343,066,000 in 1996.  Securities available for sale increased
$12,753,000 or 10.37% and net loans increased $10,537,000 or 5.15%.  Deposits grew to $211,338,000 which is a $8,428,000 increase over the March 31, 1996 deposit base of $202,910,000. Total short term and other borrowings represented an increase of $17,255,000 or 16.89% to $119,408,000 as of March 31, 1997 from
$102,153,000 in 1996.
      Shareholders' equity remains strong at $38,627,000, resulting in a Capital to Asset ratio of 10.37%.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ADEQUACY

      Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.26 per share to its stockholders on March 7, 1997. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                                                       For Capital
                			          Actual 		     Ratio 	  Adequacy Purposes
As of March 31, 1997
Total Capital
  (to Risk Weighted Assets)  	41,964		      18.6%        	8.0%

Tier I Capital
  (to Risk Weighted Assets)   39,330        17.4%       		4.0%

Tier I Capital
  (to Average Assets)         39,330        10.6%         4.0%

As of December 31, 1996
Total Capital
  (to Risk Weighted Assets)   40,684        18.4%         8.0%

Tier I Capital
  (to Risk Weighted Assets)   38,194        17.3%         4.0%

Tier I Capital
  (to Average Assets)         38,194        11.1%         4.0%


SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3 -- Omitted pursuant to instructions to Part II

Item 4 - Submission of Matters to a Vote of Security Holders

         a. SUN BANCORP, INC. held its 1997 Annual Meeting on Thursday, April 24, 1997

         b. This information is incorporated by reference to Exhibit 1, item number one. Those directors whose term of office continued after the meeting are:

           		George F. Keller                       Robert A. Hormell
	           	Max E. Bingaman                        Lehman B. Mengel
	           	David R. Dieck                        	Howard H. Schnure
           		Louis A. Eaton                         Marlin T. Sierer
             Dr. Robert E. Funk                     Dennis J. Van

        c.  This information is incorporated by reference to Exhibit 1.

      	 d.  None

Item 5 -- Other information

      The registrant's Board of Directors continued the authorization to repurchase up to 168,000 shares of SUN BANCORP, INC. stock. The stock buy-back program is effective until April 1998. The purchased shares will be used for general corporate purposes.

      The Board of Directors also approved a 5% stock dividend and an increased quarterly dividend payment from $.26 per share to $.27 per share for stockholders of record May 23, 1997, payable June 6, 1997.

Item 6 -- Exhibits and Reports on Form 8-K

       	a.  No reports on Form 8-K were filed for the quarter ending March 31
            1997.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



    	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date 5/13/97                            		        /s/ Fred W. Kelly, Jr.
     -------                                     -----------------------
								                                            Fred W. Kelly, Jr.
							                                          Chief Executive Officer
							                                       (Principal Executive Officer)




                                                  /s/ Jeffrey E. Hoyt
                                                 ----------------------
             								                               Jeffrey E. Hoyt
						                            	Exec. Vice President, Chief Operating Officer
                                                     and Secretary
							                                     (Principal Financial Officer and
							                                        Principal Accounting Officer)



SUN BANCORP, INC.
P.O. Box 57
Selinsgrove, PA  17870
(717)374-1131