Form 10-Q
period 1997-06-30
SUN BANCORP INC
filed 1997-08-14
CIK 713975

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q



(X) Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            June 30, 1997
                                 --------------------------------

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

                  Yes                                    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                      4,122,220
   ---------------------------------    ---------------------------------------
                Class                     Outstanding Shares At June 30, 1997

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)
                                        				 June 30, 1997   December 31, 1996
                                               Unaudited          (Note)
                                             -------------   -----------------
ASSETS
Cash and due from banks			                      $    15,028       		$    6,793
Interest-bearing deposits in banks 	                 10,039                706
                                                -----------         ----------
Total Cash and cash equivalents                      25,067              7,499
                                                -----------         ----------
Securities available for sale                       149,908            136,538
Loans (net of unearned income of $5,142
      and $5,357)               	                   312,919            216,376
   Less:  Deferred loan fees	                          (765)           	  (661)
          Allowance for possible loan losses         (3,815)   				     (2,490)
                                                -----------        -----------
	     Net loans			                                  308,339     				   213,225
                                                -----------        -----------

Bank premises and equipment, Net		     	              8,838   	          5,078
Other real estate owned              		                 349                311
Intangible asset, Goodwill                           11,324                 -
Accrued interest and other assets		                   8,558              4,739
                                                -----------        -----------
	     Total assets			                            $  512,383         $  367,390
                                                ===========        ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)
					                                      	 June 30, 1997   December 31, 1996
                                               Unaudited           (Note)
                                             -------------   -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                        	 $   35,227           $  19,977
   Interest-bearing  			                           289,736             185,642
                                                ----------           ---------
	     Total deposits	                   			        324,963             205,619
                                                ----------           ---------
Short-term borrowings:
   Federal funds purchased and
      securities sold under agreements
      to repurchase	                       	        19,420              35,823
   Other borrowed funds                            101,706         		   83,625
   Accrued interest and other liabilities            4,857  	            3,457
                                                ----------           ---------
      Total liabilities                            450,946        	    328,524
                                                ----------           ---------
Shareholders' Equity
   Common Stock, Par value $1.25	               $    5,212      		   $   4,272
   Authorized 20,000,000 shares
   Issued 4,169,729 shares in 1997
          3,417,358 shares in 1996
   Additional Paid in Capital        				           55,941              30,404
   Retained earnings                            	      691               4,927
   Unrealized gains on available-for-sale
      securities, net                                1,002           	     672
   Less Treasury stock, At cost
        47,509 Shares in 1997 and 1996        	     (1,409)    			      (1,409)
                                                ----------           ---------
Total shareholders' equity                       	  61,437          	   38,866
                                                ----------           ---------
Total liabilities and
	     shareholders' equity	           	         $  512,383           $ 367,390
                                                ==========           =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
(In Thousands)
    	                                                    For the Three Months       For the Six Months
	                                                           Ended June 30              Ended June 30
                                                       -----------------------    ---------------------
                                                       	1997            	1996      1997           1996
Interest and Dividend Income:
   Interest and fees on loans                          $4,939           $4,801    $ 9,810         $ 9,543
   Interest on deposits in banks    	                      40                7         53              18
Income from available for sale securities
	  Taxable                                              1,258           	1,352      2,591           2,643
   Tax Exempt                                  			        670              458      1,309             868
 	 Dividends                                              181	             122        363             222
                                                       ------           ------    -------         -------
    	 Total interest and dividend income                7,088            6,740     14,126          13,294
                                                       ------           ------    -------         -------
Interest Expense:
   Interest on deposits   	                             2,121            2,043      4,273           4,069
   Interest on short-term borrowings                       51 	            398        324             625
   Interest on other borrowed funds                     1,444 	            960      2,647           1,999
                                                       ------           ------    -------         -------
      Total interest expense                            3,616            3,401      7,244           6,693
                                                       ------           ------    -------         -------
         Net interest income                            3,472 	          3,339      6,882           6,601

Provision for possible loan losses	                       425    	          75        575             150
                                                       ------           ------    -------         -------
   	Net interest income,
	     after provision for
      possible loan losses                            	$3,047           $3,264      6,307           6,451

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)
(In Thousands)
    							                                           	 For the Three Months             For the Six Months
   		    		    		                                          Ended June 30                    Ended June 30
                                                     -------------------------        -----------------------
                                         			         	 	1997         		  1996            1997           1996
Other Operating Income:
   Service charges on deposit accounts            	  $    232 	        $   126        $    340       $    248
   Trust income                                            75               69             216            139
   Other income   			                                     141              154             220            271
   Net security gains                                     659               -              868             -
   Income from insurance subsidiary                        23               65              66            116
                                                     --------          -------        --------       --------
Total other operating income		                          1,130              414           1,710            774
                                                     --------          -------        --------       --------
Other Operating Expense:
   Salaries and employee benefits                         942              857           1,850          1,702
   Net occupancy expense                                  111              100             218            218
   Furniture and equipment expenses                       126               99             260            208
   Other expenses                                         546              468             949            873
   Expenses of insurance subsidiary                        32               45              39             65
                                                     --------          -------        --------       --------
Total other operating expense		                         1,757 	       	  1,569           3,316          3,066
                                                     --------          -------        --------       --------

Income before income tax provision                      2,420            2,109           4,701          4,159

Income tax provision                                      585              566           1,063          1,111
                                                     --------          -------        --------       --------
Net income		                                         $  1,835          $ 1,543        $  3,638       $  3,048
                                                     ========          =======        ========       ========

PER SHARE DATA

   Net Income				                                    $   0.52      	   $  0.44        $   1.03       $   0.87
   Dividends Paid    	                               $   0.27         	$  0.22        $   0.52       $   0.42

Weighted average number of
   shares outstanding                               3,552,228        3,522,918       3,551,409      3,522,498

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
(In Thousands)
                  						                                   Six Months Ended
								                                                       June 30
                                                       -----------------------
                                                        1997       	    1996
Cash flows from operating activities:
   Net income      			                            		 	 $ 3,638         $ 3,048
      Adjustments to reconcile net income to net cash
	       provided by operating activities:
	        Provision for possible loan losses 	       	      575             150
        	Provision for depreciation	                 	     233             191
        	Net security gains		                       		 (   868)             -
         Gain on sale of bank premises                 (    83)             -
	        (Increase) in accrued interest and
	          other assets		                      				   	( 2,647)        ( 2,566)
    	    Increase in accrued interest and
	          other liabilities					                          705             113
                                                       -------         -------
      Net cash provided by operating activities          1,553 	           936
                                                       -------         -------
Cash flows from investing activities:
    Proceeds from sales of available-for-sale securities 1,835              -
    Proceeds from maturities of available-for-sale
   	    securities 				                 	                5,419          10,865
    Purchases of available-for-sale securities 	 	     ( 3,471)        (25,930)
    Net (increase) decrease in loans                     2,506         (10,090)
    Proceeds from sale of bank premises                    266              -
    Capital expenditures				                           (   830)        (   534)
                                                       -------         --------
	      Net cash provided by (used in) investing
           activities                                    5,725         (25,689)
                                                       -------         --------
Cash flows from financing activities:
     Net increase in deposit accounts				                5,310          11,539
     Net increase (decrease) in short-term borrowings  (17,503)         22,420
     Proceeds from other borrowed funds			              20,000           7,500
     Repayments of other borrowed funds			             ( 2,000)     	  (14,165)
     Cash dividends paid					                          ( 1,848)        ( 1.484)
     Proceeds from sale of stock for employee
          benefits program					                            388              37
     Cash and cash equivalents received from
          issuance of stock related to acquisition
          of Bucktail Bank and Trust Company             6,093              -
     Offering costs paid                               (   150)             -
                                                       -------         -------
Net cash provided by financing activities	              10,290          25,847
                                                       -------         -------
Net increase in cash and cash equivalents               17,568           1,094
Cash and cash equivalents at beginning of period		       7,499           6,471
                                                       -------         -------
Cash and cash equivalents at end of period			          $25,067         $ 7,565
                                                       =======         =======

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                   SUN BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS (CON'T)
                                      (UNAUDITED)
(In Thousands)

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $ 6,895 	        $ 6,532
          Income taxes paid           					             1,275            1,200

Supplemental schedule of noncash investing and financing activities (in thousands):

     On June 30, 1997, SUN acquired all of the capital stock of Bucktail Bank and Trust Company in exchange for shares of SUN's common stock valued at $20,213,000. In conjunction with the acquisition, liabilities were assumed as follows:

     Cash and cash equivalents acquired               $  6,093
     Fair value of other assets acquired               130,030
                                                      --------
                                                       136,123
     Value of stock issued by SUN, net of
          offering costs                              ( 20,063)
                                                      --------
          Liabilities assumed                         $116,060
                                                      ========

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements


                                  SUN BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

Note 1 -- Basis of Presentation

  	The consolidated financial statements include the accounts of SUN BANCORP, INC. ("SUN") and subsidiaries, Sun Bank and the Pennsylvania SUN Life Insurance Company. SUN is a limited partner to two partnerships which were formed for the purpose of building, owning and operating affordable elderly apartment complexes in SUN's market area. All material intercompany balances and transactions have been eliminated in consolidation.

  	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  	The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 10 and 11 of the 1996 Annual Report to Shareholders.

Note 2 -- Purchase of Bucktail Bank and Trust Company

   On June 30, 1997, SUN acquired Bucktail Bank and Trust Company ("Bucktail") from FNB Corporation, a multi-bank holding company headquartered in Hermitage, Pennsylvania. Concurrently, Bucktail was merged into Sun Bank. The acquistion, which has been accounted for as a purchase, resulted in the issuance of 565,384 shares of SUN common stock pursuant to a private placement in exchange for all of the outstanding shares of Bucktail held by FNB. Based on the market price of SUN's common stock as of June 30, 1997, the total cost of the acquisition was $20,063,000.

   The pro forma combined operating results provided in the table below are presented as if the acquisition had been effective on January 1, 1996. The pro forma results include adjustments for the amortization of goodwill and other charges in depreciation expense, interest expense and interest income which result from accounting for the purchase of Bucktail's assets and assumption of Bucktail's liabilities at their fair market values. In addition, overhead charges of $375,000 for each of the six-month periods ended June 30, 1997 and 1996 have been eliminated from the combined historical results of operations based on the excess of historical overhead charges made by the former parent company over the anticipated costs of providing these services under SUN's present organization.

(In Thousands, except                             Six Months ended June 30
 net income per share)                            1997                1996
                                                  ----                ----
Net interest income                              $ 9,814             $ 9,360

Net income                                       $ 4,338             $ 3,706

Net income per common share                      $  1.05             $  0.91

SUN BANCORP, INC.
FOR 10-Q
PART I
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations


     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for SUN Bancorp, Inc., a bank holding company ("SUN"), and its wholly-owned subsidiary, Sun
Bank ("Sun Bank"). SUN's consolidated financial condition and results operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996
Annual Report. Current performance does not quarantee, assure or may be indicative of similar performance in the future.

 	 SUN BANCORP, INC. ("SUN") achieved record profits through June 30, 1997 as net income reached $3,638,000. Net income increased by $590,000 or 19.4% from $3,048,000 at June 30, 1997. Earnings per share rose to $1.03 for the first six months of 1997 or a 18.4% increase from $0.87 for the same period in 1996. SUN achieved a 1.96% return on average assets and a 18.35% return on average equity. For the six months ended June 30, 1996, these ratios were 1.82% and 16.89%, respectively.

  	The primary source of income for SUN is net interest income, which is the difference between interest and fees on earning assets and interest expense on deposits and other borrowed funds.  Several factors affect net interest income including fluctuations in interest rates and changes in the asset and liability balances.  SUN's net interest income increased by $281,000 or 4.26% to
$6,882,000 for the first six months of 1997 compared to $6,601,000 for the same period of 1996.  SUN's second quarter earnings were $1,835,000 which represented an increase of $292,000 or 18.9% over the same period in 1996.  Earnings per share for the three months ended June 30, 1997 and 1996 were $0.52 and $0.44,
which was increase of 18.2%. 	The provision for possible loan losses increased
$425,000 to $575,000 at June 30, 1997 from $150,000 in 1996.  This increase in the provision was a direct result of management's desire to maintain the allowance for possible loan losses in excess of 1% of total loans.  During the first six months of 1997, net loan charge-offs totaled $543,000.  These loans consisted mainly of personal installment loans.  SUN has reviewed some of its credit policies and procedures to ensure that adequate measures are taken on all new loans.

  	Total other operating income, excluding net security gains, increased from $68,000 or 8.8%. The security gains of $868,000 were the result of the sales of equity securities. At June 30, 1997, SUN had an unrealized gain of $1,400,000 in its' equity security portfolio. Service charges on demand deposit accounts increased by $92,000 or 37.1% due in part to a general increase in deposit account related fees. Trust income rose 55.4% to $216,000 from $139,000 in 1996. Income from insurance premiums decreased by $50,000 or 43.1% to $66,000 in 1997 from $116,000.

  	Total other operating expense rose $250,000 or 8.2% to $3,316,000 in 1997 from $3,066,000. Increases occurred in salaries and the furniture and equipment expenses totaling $200,000. These increases were due to increased staffing and expenses related to expanding and relocating the Northumberland and Shamokin Dam branch operations and additional expenses related to the acquisition and conversion of Bucktail Bank and Trust Company.

SUN BANCORP, INC.
FORM 10-Q
PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   As of June 30, 1997, SUN acquired Bucktail Bank and Trust Company
("Bucktail") and merged Bucktail with, into and under the charter of Sun Bank.
This acquisition was accounted for using the purchase method of accounting.
The following schedule provides a summary of SUN and Bucktail on a consolidated basis:


                                    SUN           Bucktail         Total
                                 (excluding       Bank and          SUN
(In Thousands)                    Bucktail)       Trust Co.      Combined
                                 ------------     ---------      --------
Cash and deposits in banks         $ 18,974       $  6,093       $ 25,067
Securities available for sale       134,123         15,785        149,908
Net loans                           210,144         98,195        308,339
Bank premises and equipment, net      5,492          3,346          8,838
Intangible asset, Goodwill               -          11,324         11,324
Accrued interest and other assets     7,527          1,380          8,907
                                   --------       --------       --------
Total assets                       $376,260       $136,123       $512,383
                                   ========       ========       ========

Total deposits                     $210,929       $114,034       $324,963
Short-term borrowings                18,320          1,100         19,420
Other borrowed funds                101,625             81        101,706
Accrued interest and other
   liabilities                        4,012            845          4,857
                                   --------       --------       --------
Total liabilities                  $334,886       $116,060       $450,946

Shareholders' equity                 41,374         20,063         61,437
                                   --------       --------       --------
Total liabilities and
   shareholders' equity            $376,260       $136,123       $512,383
                                   ========       ========       ========

   Total assets, excluding the effects of the Bucktail, acquisition were $376,260,00 at June 30, 1997, compared to $347,079,000 as of December 31, 1996, an increase of $8,870,000 or 2.4%. The following discussion of significant changes in June 30, 1997 balances, in comparison to December 31, 1996, excludes the effect of the Bucktail purchase, which as described above.
   Cash and interest-bearing deposits in banks increased $11,475,000 over the balance at December 31, 1996 in part because of short-term bank deposits of funds received from increased Treasury Tax and Loan borrowings. Also, an increase in deposits of $5,310,000, accompanied by decreases in net loans and available-for-sale securities totaling $5,496,000, contributed to the relatively high cash position as of June 30, 1997. Bank premises and equipment, net, increased $414,000, as a result of construction and renovation costs related to the new Northumberland and Shamokin Dam branches, and renovations to the administrative facilities in Selinsgrove, partially reduced by depreciation expense and by the sale of the former Shamokin Dam facility. Accrued interest and other assets increased $2,788,000, primarily because of accounts receivable as of June 30, 1997 of approximately $1,030,000 from sales of securities in late
June 1997, and because investments in real estate limited partnerships increased approximately $600,000.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ADEQUACY

      Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.27 per share to its stockholders on June 6, 1997.
SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                                                       For Capital
                			          Actual 		     Ratio 	  Adequacy Purposes
As of June 30, 1997
Total Capital
  (to Risk Weighted Assets)  	52,908        17.4%        	8.0%

Tier I Capital
  (to Risk Weighted Assets)   49,111        16.2%       		4.0%

Tier I Capital
  (to Average Assets)         49,111        13.3%         4.0%

As of December 31, 1996
Total Capital
  (to Risk Weighted Assets)   40,684        18.4%         8.0%

Tier I Capital
  (to Risk Weighted Assets)   38,194        17.3%         4.0%

Tier I Capital
  (to Average Assets)         38,194        11.1%         4.0%

REGULATORY ACTIVITY

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legis-lation will be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as described above, Management believes that the affect of the provisions of legislation on the liquidity, capital resources and results of operations of SUN will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital reserves or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results or operations.

     Further, the business of SUN is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the finanacial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by Sun Bank and its competitors. Management believes that such consolidations and mergers, and diversificaton of products and services may enhance its competitive position as a community bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

   On August 4, 1997, the Board of Directors authorized an increase in the quarterly dividend payment to $0.28 per share payable September 12, 1997 to to shareholders of record August 29, 1997.

Item 6 -- Exhibits and Reports on Form 8-K

       	a.  No reports on Form 8-K were filed for the quarter ending June 30
            1997.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



    	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date 8/14/97                            		        /s/ Fred W. Kelly, Jr.
     -------                                     -----------------------
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