Form 10-Q
period 1997-09-30
SUN BANCORP INC
filed 1997-11-14
CIK 713975

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q



(X) Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended          September 30, 1997
                                 --------------------------------

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

                  Yes                                    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $1.25 Par Value                      4,125,575
   ---------------------------------    ----------------------------------------
                Class                   Outstanding Shares At September 30, 1997

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)
                                        		September 30, 1997 December 31, 1996
                                               Unaudited          (Note)
                                          ------------------ -----------------
ASSETS
Cash and due from banks			                      $    13,597       		$    6,793
Interest-bearing deposits in banks 	                  4,862                706
                                                -----------         ----------
Total Cash and cash equivalents                      18,459              7,499
                                                -----------         ----------
Securities available for sale                       153,513            136,538
Loans (net of unearned income of $4,340
      and $5,357)               	                   312,809            216,376
   Less:  Deferred loan fees	                          (616)           	  (661)
          Allowance for possible loan losses         (3,518)   				     (2,490)
                                                -----------        -----------
	  Net loans			                                     308,675     				   213,225
                                                -----------        -----------

Bank premises and equipment, Net		     	              8,844   	          5,078
Other real estate owned              		                 355                311
Intangible asset, Goodwill                           11,135                 -
Accrued interest and other assets		                   5,729              4,739
                                                -----------        -----------
	     Total assets			                            $  506,710         $  367,390
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                       SUN BANCORP, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)
					                                     September 30, 1997 December 31, 1996
                                               Unaudited           (Note)
                                          ------------------ -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                        	 $   33,340           $  19,977
   Interest-bearing  			                           294,859             185,642
                                                ----------           ---------
	     Total deposits	                   			        328,199             205,619
                                                ----------           ---------
Short-term borrowings:
   Federal funds purchased and
      securities sold under agreements
      to repurchase	                       	        19,506              35,823
   Other borrowed funds                             91,703         		   83,625
   Accrued interest and other liabilities            3,695  	            3,457
                                                ----------           ---------
      Total liabilities                            443,103        	    328,524
                                                ----------           ---------
Shareholders' Equity
   Common Stock, Par value $1.25	               $    5,217      		   $   4,272
   Authorized 20,000,000 shares
   Issued 4,173,084 shares in 1997
          3,417,358 shares in 1996
   Additional Paid in Capital        				           56,001              30,404
   Retained earnings                            	    1,612               4,927
   Unrealized gains on available-for-sale
      securities, net                                2,186           	     672
   Less Treasury stock, At cost
        47,509 Shares in 1997 and 1996        	     (1,409)    			      (1,409)
                                                ----------           ---------
Total shareholders' equity                       	  63,607          	   38,866
                                                ----------           ---------
Total liabilities and
	     shareholders' equity	           	         $  506,710           $ 367,390
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
(In Thousands)
    	                                                    For the Three Months      For the Nine Months
	                                                         Ended September 30        Ended September 30
                                                       -----------------------    ---------------------
                                                       	1997            	1996      1997           1996
Interest and Dividend Income:
   Interest and fees on loans                          $7,222           $4,943    $17,032         $14,486
   Interest on deposits in banks    	                     136                8        189              26
Income from available-for-sale securities
	  Taxable                                              1,503           	1,271      4,094           3,914
   Tax Exempt                                  			        680              450      1,989           1,318
 	 Dividends                                              183              146        546             368
                                                       ------           ------    -------         -------
    	 Total interest and dividend income                9,724            6,818     23,850          20,112
                                                       ------           ------    -------         -------
Interest Expense:
   Interest on deposits   	                             2,745            2,088      7,018           6,157
   Interest on short-term borrowings                      267 	            559        591           1,184
   Interest on other borrowed funds                     1,609 	            743      4,256           2,742
                                                       ------           ------    -------         -------
      Total interest expense                            4,621            3,390     11,865          10,083
                                                       ------           ------    -------         -------
         Net interest income                            5,103 	          3,428     11,985          10,029

Provision for possible loan losses	                       300    	         425        875             575
                                                       ------           ------    -------         -------
   	Net interest income,
	     after provision for
      possible loan losses                            	$4,803           $3,003     11,110           9,454

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   -----------
                                   (Continued)
(In Thousands)
    							                                           	 For the Three Months           For the Nine Months
   		    		    		                                        Ended September 30             Ended September 30
                                                     -------------------------        -----------------------
                                         			         	 	1997         		  1996            1997           1996
Other Operating Income:
   Service charges on deposit accounts            	  $    304 	        $   130        $    644       $    378
   Trust income                                           108               83             324            222
   Other income   			                                     165              133             385            404
   Net security gains                                     433              358           1,301            358
   Income from insurance subsidiary                        33               68              99            184
                                                     --------          -------        --------       --------
Total other operating income		                          1,043              772           2,753         1,546
                                                     --------          -------        --------       --------
Other Operating Expense:
   Salaries and employee benefits                       1,413              897           3,263          2,599
   Net occupancy expense                                  236               91             454            309
   Furniture and equipment expenses                       200               85             460            293
   Other expenses                                       1,049              444           1,998          1,317
   Expenses of insurance subsidiary                        70               37             109            102
   Amortization of intangible asset (Goodwill)            189               -              189             -
                                                     --------          -------        --------       --------
Total other operating expense		                         3,157 	       	  1,554           6,473          4,620
                                                     --------          -------        --------       --------

Income before income tax provision                      2,689            2,221           7,390          6,380

Income tax provision                                      612              534           1,675          1,645
                                                     --------          -------        --------       --------
Net income		                                         $  2,077         $  1,687       $   5,715      $   4,735
                                                     ========          =======        ========       ========

PER SHARE DATA

   Net Income				                                    $   0.50      	   $  0.46        $   1.53       $   1.33
   Dividends Paid    	                               $   0.28         	$  0.23        $   0.77       $   0.65

Weighted average number of
   shares outstanding                               4,128,102        3,578,366       3,746,645      3,541,121

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                    SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                      -----------
(In Thousands)
                  						                                  Nine Months Ended
								                                                    September 30
                                                       -----------------------
                                                        1997       	    1996
Cash flows from operating activities:
   Net income      			                            		 	 $ 5,715         $ 4,735
      Adjustments to reconcile net income to net cash
	       provided by operating activities:
	        Provision for possible loan and other
         real estate losses                 	       	    1,055             575
        	Provision for depreciation	                 	     493             258
         Amortization and accretion, net                   328              -
        	Net security gains		                       		 ( 1,301)        (   358)
         Gain on sale of bank premises                 (    83)             -
	        (Increase) in accrued interest and
	          other assets		                      				   	(   391)        ( 2,696)
    	    Increase (decrease) in accrued interest and
	          other liabilities					                      (   457)            527
                                                       -------         -------
      Net cash provided by operating activities          5,359 	         3,041
                                                       -------         -------
Cash flows from investing activities:
    Proceeds from sales of available-for-sale
        securities                                      12,858           3,760
    Proceeds from maturities of available-for-sale
   	    securities 				                 	               13,347          15,115
    Purchases of available-for-sale securities 	 	     (23,937)        (38,674)
    Net (increase) decrease in loans                     1,646         (12,491)
    Proceeds from sale of bank premises                    266              -
    Capital expenditures				                           ( 1,096)        (   681)
                                                       -------         --------
	      Net cash provided by (used in) investing
           activities                                    3,084          (32,971)
                                                       -------         --------
Cash flows from financing activities:
     Net increase in deposit accounts				                8,546          12,385
     Net increase (decrease) in short-term borrowings  (17,417)         24,601
     Proceeds from other borrowed funds			              20,000          18,525
     Repayments of other borrowed funds			             (12,003)     	  (21,313)
     Cash dividends paid					                          ( 3,003)        ( 2,292)
     Proceeds from sale of stock for employee
          benefits program					                            451             214
     Cash and cash equivalents received from
          issuance of stock related to acquisition
          of Bucktail Bank and Trust Company             6,093              -
     Offering costs paid                               (   150)             -
                                                       -------         -------
Net cash provided by financing activities	               2,517          32,120
                                                       -------         -------
Net increase in cash and cash equivalents               10,960           2,190
Cash and cash equivalents at beginning of period		       7,499           6,471
                                                       -------         -------
Cash and cash equivalents at end of period			          $18,459         $ 8,661
                                                       =======         =======

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                   SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                      -----------
                                      (Continued)
(In Thousands)
                                                         For the Nine Months
                                                          Ended September 30
                                                      ------------------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         	Interest paid					                          $11,286 	        $10,002
          Income taxes paid           					             1,600            1,875

Supplemental schedule of noncash investing and financing activities (in thousands):

     During the nine-month period ended September 30, 1997, loans with an estimated value of $244,000 were reclassified to other real estate owned.

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

Note 1 -- Basis of Presentation
          ---------------------

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

   	The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

   	The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 10 and 11 of the 1996 Annual Report to Shareholders.

Note 2 -- Purchase of Bucktail Bank and Trust Company
          -------------------------------------------

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

    The pro forma combined operating results provided in the table below are presented as if the acquisition had been effective on January 1, 1996. The pro forma results include adjustments for the amortization of goodwill and other charges in depreciation expense, interest expense and interest income which result from accounting for the purchase of Bucktail's assets and assumption of Bucktail's liabilities at their fair market values. In addition, overhead charges of $375,000 for the nine-months ended September 30, 1997 and $563,000 for the corresponding period of 1996 have been eliminated from the combined historical results of operations based on the excess of historical overhead charges made by the former parent company over the estimated cost of providing these services.

(In Thousands, except                          Nine Months ended September 30
 net income per share)                            1997                1996
                                                  ----                ----
Net interest income                              $ 14,917             $ 14,216

Net income                                       $  6,415             $  5,609

Net income per common share                      $   1.56            $    1.37

SUN BANCORP, INC.
FOR 10-Q
PART I

Note 3 -- Subsequent Event - Announcement of Stock Split
          ----------------------------------------------

    On November 3, 1997, SUN issued a press release announcing a three-for-two split of its common stock, effective for shareholders of record as of the close of business on November 28, 1997, with the additional shares to be distributed on December 12, 1997. Since this transaction is expected to be consummated after the issuance of the accompanying financial statements, per share data does not include the effect of the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for SUN Bancorp, Inc., a bank holding company ("SUN"), and its wholly-owned subsidiary, Sun Bank. SUN's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure or may be indicative of similar performance in the future, and may not be indicative of future results.

    SUN's net income for the nine months ended September 30, 1997 amounted to $5,715,000, an increase of 20.7% over the corresponding period of 1996.
Earnings per share rose to $1.53 for the first nine months of 1997, or an increase of 15.0% from the $1.33 earnings per share realized for the same period of 1996. SUN achieved a 1.8% return on average assets and a 16.1% return on average equity for the nine months ended September 30, 1997, compared to ratios of 1.9% and 17.4% for the first nine months of 1996. For the third quarter of 1997, SUN's earnings were $2,077,000, which represented an increase of $390,000, or 23.1%, over the third quarter of 1996. Earnings per share for the three months ended September 30, 1997 and 1996 were $0.50 and $0.46, respectively, which was an increase of 8.7%. Per share amounts have been adjusted to give retroactive effect to 5% stock dividends issued in the second quarter of 1997 and 1996. Per share amounts have not been adjusted for the effects of the three-for-two stock split, which is to result in the issuance of additional shares in December 1997
(see Note 3).

Results of Operations - Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------------

    SUN's statement of income for the third quarter of 1997, compared to the corresponding period of 1996, was significantly affected by the acquisition of Bucktail Bank and Trust Company ("Bucktail") on June 30, 1997. Due primarily to the purchase of Bucktail, SUN's average balances of earning assets and interest-bearing liabilities increased substantially, resulting in large increases in total interest income and total interest expense, and an overall increase in net interest income of $1,675,000, or 48.9%.

    Total other operating income increased $271,000, or 35.1%, in the third quarter of 1997 compared to the third quarter of 1996. Service charges on accounts increased $174,000 due in part to an increase in automatic teller fees.
Also, net security gains, primarily from sales of equity securities, increased
$75,000 in the three months ended September 30, 1997 compared to 1996.

    Other operating expenses increased to $3,157,000 in the third quarter of 1997, compared to $1,554,000 in 1996. Increases in salaries and employee benifits, net occupancy expense, furniture and equipment expense, and other expenses were reflective of increased operating costs associated with the addition of seven former Bucktail branch locations. Also, amortization expense of $189,000 was recorded in the third quarter of 1997, resulting from goodwill related to the Bucktail acquisiton. Other factors that resulted in increased operating expenses in the third quarter of 1997, compared to the prior year, include increased furniture and equipment expenses related to expanding and relocating the Northumberland and Shamokin Dam branch operations, and a write-down of the estimated value of other real estate of $180,000 (included in other expenses).

Results of Operations - Nine Months Ended September 30, 1997 and 1996
---------------------------------------------------------------------

    The increase in SUN's net earnings for the nine-month period ended
September 30, 1997, compared to the same period in 1996, was attributable primarily to increases in net interest income and net security gains, partially reduced by increases in other operating expenses and the provision for possible loan losses. Net interest income for the first nine months of 1997 increased $1,956,000, or 19.5%, over the corresponding period in 1996, principally due to increased volumes in the third quarter of 1997 resulting from the Bucktail acquistition, as described above. The provision for possible loan losses increased $300,000 for the nine months ended
September 30, 1997 as a result of management's desire to maintain the allowance for loan losses at a level in excess of 1% of total loans, while absorbing net loan charge-offs of $1,140,000 primarily related to installment loans. Other operating income increased $1,207,000, or 78.1% over the first nine months of 1996, as net security gains increased $943,000. Other operating expenses increased $1,853,000, or 40.1%, for the nine months ended September 30, 1997 over the same period in 1996, principally for the reasons described above in the third quarter analysis.

Balance Sheet - September 30, 1997 and December 31, 1996
--------------------------------------------------------

    Total assets were $506,710,000 at September 30, 1997, an increase of 37.9% over the amount at December 31, 1996. Also, total liablities increased
$114,579,000, or 34.9%, at September 30. 1997 compared to December 31, 1996.
The largest contributing factor to SUN's asset growth over this time period was the acquistion of Bucktail, as discussed earlier. SUN's total shareholders' equity increased $20,063,000 as a result of the issuance of common stock related to the Bucktail acquisition.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Adequacy
----------------

    Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.28 per share to its stockholders on September 12, 1997. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

                                                       For Capital
                			          Actual 		     Ratio 	  Adequacy Purposes
As of September 30, 1997
Total Capital
  (to Risk Weighted Assets)  	53,804        17.4%        	8.0%

Tier I Capital
  (to Risk Weighted Assets)   50,286        16.5%       		4.0%

Tier I Capital
  (to Average Assets)         50,286        12.1%         4.0%

As of December 31, 1996
Total Capital
  (to Risk Weighted Assets)   40,684        18.4%         8.0%

Tier I Capital
  (to Risk Weighted Assets)   38,194        17.3%         4.0%

Tier I Capital
  (to Average Assets)         38,194        11.1%         4.0%


Regulatory Activity
-------------------

    From time to time, various types of federal and state legislation has been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legis-lation will be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as described above, Management believes that the effect of the provisions of legislation on the liquidity, capital resources and results of operations of SUN will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if implemented, would have a material adverse effect upon the liquidity, capital reserves or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results or operations.

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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

    On November 3, 1997, the Board of Directors approved a three-for-two common stock split, and an increase in the quarterly dividend payment to $0.195 per share payable December 12, 1997 to shareholders of record November 28, 1997.

Item 6 -- Exhibits and Reports on Form 8-K

    A report on Form 8-k was filed on July 11, 1997, and amended on September 30, 1997. This report, as amended, stated that on June 30, 1997, Registrant completed the acquisition of Bucktail Bank and Trust Company from FNB Corporation by issuing 565,384 shares of SUN common stock in exchange for all of the outstanding shares of Bucktail.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES



   	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             								SUN BANCORP, INC.

Date 11/13/97                            		        /s/ Fred W. Kelly, Jr.
     --------                                     -----------------------
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