Form 10-K
period 1997-12-31
SUN BANCORP INC
filed 1998-03-27
CIK 713975

FORM 10-K --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                       FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934
[Fee Required]
For the fiscal year ended  December 31, 1997
                          -------------------
                                   or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934
[No Fee Required]
For the transition period from                      	 to
                               ----------------------    ---------------------
Commission File Number         0-14745
                       ----------------------

				                         SUN BANCORP, INC. (SUN)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

	      Pennsylvania		 			                                       23-2233584
-------------------------------                            ------------------
(State or other jurisdiction of                      	      (I.R.S. Employer
incorporation or organization)	                            Identification No.)

  PO Box 57, Selinsgrove, PA						                                17870
------------------------------------------------------------------------------
(Address of principal executive offices)	                       (Zip Code)

Registrant's telephone number, including area code 	 717-374-1131
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:
                            								                Name of each exchange on
	Title of each class					                                which registered
	       None					               		                              None
------------------------                            --------------------------

Securities registered pursuant to Section 12(g) of the Act:

       			         	     Common stock, $0.83 Par Value
------------------------------------------------------------------------------
          				                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1998, the Registrant had 6,208,489 shares of common stock outstanding with a par value of $0.83. Based on the closing bid price of $37.625 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $233,594,399.

Portions of the 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 1998 Proxy Statement for the Annual Shareholders' Meeting to be held on April 23, 1998 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

                                    PART I
                                   --------

ITEM 1 - BUSINESS

  SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982. SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987. On December
1, 1993, the two banks merged into one bank under the legal title of Sun Bank
(Bank). The banks continue to do business as Snyder County Trust Company, Incorporated as Sun Bank and Watsontown Bank, Incorporated as Sun Bank. SUN also owns the Pennsylvania SUN Life Insurance Company, a credit life and disability insurance company formed in 1993. SUN is a limited partner in two partnerships for the purpose of building, owning and operating an affordable elderly apartment complex in SUN's market area. As part of the agreement, SUN is able to recognize tax credits from this economic development project. On June 30, 1997, SUN acquired Bucktail Bank and Trust Company (Bucktail) from
FNB Corporation. Concurrently, Bucktail was merged into Sun Bank. Five branches of Bucktail located in Lycoming County were renamed and doing business under the name Central Pennsylvania Bank, Incorporated as Sun Bank. The remaining branches in Elk and Cameron Counties continue under the name Bucktail Bank and Trust Company, Incorporated as Sun Bank.

	 Sun Bank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in central Pennsylvania. Sun Bank operates fourteen banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, Cameron and Elk Counties. At December 31, 1997, Sun Bank had total assets of $506,901,000 and total shareholders' equity of $61,985,000. Net income for 1997 was $7,577,000.

 	The Bank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, and safe deposit services.  The Bank also operates a trust department that provides full fiduciary services.  Also, nineteen Automated
Teller Machines (ATMs) and cash dispensing units throughout the service area provide 24-hour banking service.  Sun Bank's activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, the Bank's business is not seasonal in nature and does not engage in foreign transactions.  The majority of the loan portfolio is comprised of residential real estate loans and consumer loans
(predominately automobiles).  The Bank's deposits are insured by the Federal
Deposit Insurance Corporation (FDIC) in the amount allowed by law.

 	The Pennsylvania SUN Life Insurance Company (SUN Life) provides credit life and disability insurance to Sun Bank's credit customers.  SUN Life is subject to supervision and regulation by the Arizona Department of Insurance, the
Insurance Department of the Commonwealth of Pennsylvania, and the Board of
Governors of the Federal Reserve Bank.  At December 31, 1997, Pennsylvania SUN
Life had total assets of  $672,000 and total shareholders' equity of $293,000.
Net income for 1997 was $9,000.

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

  SUN and the Pennsylvania SUN Life Insurance Company do not have any employees. At December 31, 1997, the Bank employed 213 persons. The Bank offers a variety of benefit programs and feels its relationship with its employees is good.

ITEM 2 - PROPERTIES

 	SUN's corporate office is located in Sun Bank's main banking office.  SUN owns all of its properties with the exception of an off-site ATM, Item 8 listed below, which is rented from Weis Markets, Inc., Sunbury, Pennsylvania.  In
1995, SUN purchased parcels of land in Liverpool for the purpose of building a branch in the future.  In 1997, SUN completed the sale of its former Shamokin
Dam office located on Routes 11-15.  Also, SUN completed the renovation and relocation to our new Shamokin Dam branch (Item 2), which was purchased from
Swineford National Bank in 1996.  On June 30, 1997, SUN completed its acquisition of Bucktail Bank and Trust Company.  This acquisition added eight additional locations.  Johnsonburg (Item 13), Pine Street (Item 16) and the
Operations Center (Item 19) are leased properties.  All properties are in good condition and adequate for the bank's purposes.  The following is a list of the banking offices, the addresses, and a brief description of each office.

	  Office	   			              Address		                          Description
  --------                   ---------                          -------------

 1.  Main 	 	         	2-16 South Market Street				            Brick structure
 				                  Selinsgrove, Pennsylvania 17870

 2.  Shamokin Dam     	200 S. Susquehanna Trail			            	Brick structure
				                   Shamokin Dam, Pennsylvania  17876

 3.  New Berlin      		Market & Plum Streets               				Brick structure
 				                  New Berlin, Pennsylvania  17855

 4.  Sunbury        			11 South Second Street              				Brick structure
 				                  Sunbury, Pennsylvania  17801

 5.  Middleburg      		Route 522 & Dock Hill Road          				Brick structure
 				                  Middleburg, Pennsylvania  17842

 6.  Trust Division  		100 West Pine Street		               			Brick structure
                   				Selinsgrove, Pennsylvania  17870

 7.  Automated Teller  108 West Pine Street               					Brick structure
       Machine      			Selinsgrove, Pennsylvania  17870

 8.  Automated Teller 	700 North Broad Street              				Brick structure
       Machine 	     		Selinsgrove, Pennsylvania  17870

 9.  Watsontown      		300 Main Street                    					Brick structure
 				                  Watsontown,  Pennsylvania  17777

10.  Northumberland 	 	96 Duke Street	                     				Brick structure
				                   Northumberland, Pennsylvania  17857

11.  Liverpool       		Rts. 11 & 15 South                 					Land
                   				Liverpool, Pennsylvania  17045

12.  Emporium	        	2 East Fourth Street		               			Brick structure
				                   Emporium, PA  15834

13.  Johnsonburg	 	    RR 2 Box 1A                       						Brick structure
		                   		Johnsonburg, PA  15845

14.  Hughesville     		2 South Main Street                					Brick structure
                   				Hughesville, PA  17737

15.  Newberry	       		2131 W. Fourth Street              					Brick structure
 				                  Williamsport, PA  17701

16.  Pine Street    	 	330 Pine Street                    					Brick structure
                   				Williamsport, PA  17701

17.  Montoursville   		301 Broad Street		                   			Brick structure
                   				Montoursville, PA  17754

18.  Squire Hays		     3155 Lycoming Creek Road			            	Stone and frame
                     		Williamsport, PA  17701	                  structure

19.  Operations Center	210 Market Street	                  				Brick structure
				                   Williamsport, PA  17701

ITEM 3 - LEGAL PROCEEDINGS

 	Various legal actions arise against the Corporation in the normal course of business.  In the opinion of management and counsel, when such actions currently pending or threatened have been resolved, they should not have a material adverse effect on the business or financial condition of the Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

 	Not applicable

                                 PART II
                                ---------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

 	In April 1993, the common stock of SUN BANCORP, INC. began trading publicly on the NASDAQ national market system under the symbol SUBI.  Prior to this date, the stock was not traded on an established stock exchange; however, it was traded on the over-the-counter market.  As of March 5, 1998, SUN had approximately 1,940 holders of its common stock.  SUN offers its shareholders a
Dividend Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of
SUN.

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

 	Additional stock information is incorporated by reference to Shareholder Information found on page 44 of the 1997 Annual Report to Shareholders.


ITEM 6 - SELECTED FINANCIAL DATA

 	This item is incorporated by reference to information under the heading Five
Year Financial Highlights on page 28 of the 1997 Annual Report to Shareholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

 	This item is incorporated by reference to Management's Discussion and Analysis on pages 29 through 43 of the 1997 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 	This item is incorporated by reference to Management's Discussion and Analysis on pages 40 through 42 of the 1997 Annual Report of Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 	This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report set forth on pages 6 through 27 of the 1997 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

 	None

                                  PART III
                                 ----------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

 	Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 6 of the
Corporation's 1998 Proxy Statement.

 	Information regarding disclosure of delinquent filers pursuant to Item 405 of
Regulation 5-K is incorporated herein by reference to Compliance with Securities and Exchange Act on page 19 of the Corporation's 1998 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

 	Information relating to management remuneration and compensation is incorporated herein by reference to Executive Compensation and Other Information on page 13 of the 1998 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 	This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 10 of the 1998 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 	This information is incorporated by reference to footnote 14 on page 21 of the
1997 Annual Report to Shareholders and under the heading of Transactions with
Management on page 19 of the 1998 Proxy Statement.


                                  PART IV
                                 ---------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements and independent auditors' report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Part II, Item 8:

    	     Consolidated Balance Sheets - December 31, 1997 and 1996

    	     Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

    	     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995

    	     Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
          1996 and 1995

    	     Notes to Consolidated Financial Statements

    	     Independent Auditors' Report

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

             13 Annual Report to Shareholders of SUN BANCORP, INC. for the year ended December 31, 1997 is filed herewith. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered "filed" as part of the Form
                   10-K filing.

             21    Subsidiaries of the Registrant are filed herewith.

             22 Published Report Regarding Matters Submitted To Vote Of Shareholders is filed herewith, the 1998 Proxy Statement of SUN BANCORP, INC.

             23    Consent of Independent Auditors

    (b)  	No reports on Form 8-K were required to be filed during the fourth quarter of 1997.

    (c)  	Exhibits - the required exhibits are included under Item 14(a) (3) of the Form 10-K.

    (d)  	Financial statement schedules are omitted because the required information is not applicable or is included elsewhere herein.

                               SIGNATURES
                              ------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUN BANCORP, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      							                       SUN BANCORP, INC.
					                                              -------------------
                                                      (Registrant)

Date    3/26/98                       				By: 	/s/ Fred W. Kelly, Jr.
     -------------                             --------------------------------
                                      				Fred W. Kelly, Jr.
                                      				President & Chief Executive Officer
                                          (Principal Executive Officer)


                                          By:  /s/ Jeffrey E. Hoyt
                                               --------------------------------

                                          Executive Vice President and
                                          Chief Operating Officer and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

		            Name							                                         Date
             ------                                              ------

/s/ Fred W. Kelly, Jr.                                           3/26/98
-------------------------------------                        --------------
Fred W. Kelly, Jr.
President,
Chief Executive Officer and Director

/s/ Jeffrey E. Hoyt                                              3/26/98
------------------------------------                         --------------
Jeffrey E. Hoyt
Executive Vice President, Secretary
and Chief Operating Officer

/s/ Max E. Bingaman                                              3/26/98
------------------------------------                         --------------
Max E. Bingaman, Director

/s/ David R. Dieck                                         	     3/26/98
------------------------------------                         --------------
David R. Dieck, Director

/s/ Louis A. Eaton                                               3/26/98
------------------------------------                         --------------
Louis A. Eaton, Director

/s/ Dr. Robert E. Funk                                           3/26/98
------------------------------------                         --------------
Dr. Robert E. Funk, Director

                                                                 3/26/98
------------------------------------                         --------------
Stephen J. Gurgovits, Director

/s/ Thomas B. Hebble                                             3/26/98
------------------------------------                         --------------
Thomas B. Hebble, Director

/s/ Robert A. Hormell                                            3/26/98
------------------------------------                         --------------
Robert A. Hormell, Director

                                                           	     3/26/98
------------------------------------                         --------------
Paul R. John, Director

/s/ George F. Keller                                             3/26/98
------------------------------------                         --------------
George F. Keller, Director

/s/ Lehman B. Mengel                                             3/26/98
------------------------------------                         --------------
Lehman B. Mengel, Director

                                                           	     3/26/98
------------------------------------                         --------------
Howard H. Schnure, Director

/s/ Marlin T. Sierer                                       	     3/26/98
------------------------------------                         --------------
Marlin T. Sierer, Director

/s/ Jerry A. Soper                                         	     3/26/98
------------------------------------                         --------------
Jerry A. Soper, Director

/s/ Dennis J. Van                                          	     3/26/98
------------------------------------                         --------------
Dennis J. Van, Director