Form 10-Q
period 1998-03-31
SUN BANCORP INC
filed 1998-05-15
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended                  March 31, 1998
                               -------------------------------------------------
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _________________________ to_____________________

Commission File Number:                       0-14745
                       ---------------------------------------------------------
                                       SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)
                Pennsylvania	   	                           23-2233584
------------------------------------------       -------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

  PO Box 57, Selinsgrove, Pennsylvania                        17870
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                                 (717) 374-1131
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     X   Yes               No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                              	       Yes               No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $0.83 Par Value		                     6,217,369
---------------------------------------   --------------------------------------
                 Class                    Outstanding Shares At March 31, 1998

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1998

CONTENTS                                                                    Page

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements:

         Consolidated Balance Sheet as of March 31, 1998
		         (Unaudited) and December 31, 1997   	                            	3
	        Consolidated Statement of Income for the Three Months Ended
		         March 31, 1998 and 1997 (Unaudited) 	                            	5
        	Consolidated Statement of Cash Flows for the Three Months Ended
	  	       March 31, 1998 and 1997 (Unaudited)	                             	7

        	Notes to the Consolidated Financial Statements (Unaudited)        		9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations	                                         11


PART II - OTHER INFORMATION                                                	15
---------------------------

SIGNATURES                                                        	         16

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                            CONSOLIDATED BALANCE SHEET

(In Thousands)
                                  						   March 31, 1998	     December 31, 1997
 	                                           (Unaudited)           	(Note)
                                             -----------            ------
ASSETS

Cash and due from banks	                      $   9,255            	 $   8,173
Interest-bearing deposits in banks	              18,057	                   786
                                              ---------              ---------
   Total cash and cash equivalents         	     27,312	                 8,959

Securities available-for-sale                  	187,868               	165,284
Loans, net	                                     310,130                310,300
Bank premises and equipment, net                 	8,868                 	8,964
Intangible asset, goodwill, net	                 10,758             	  	10,946
Accrued interest and other assets	                5,075 	                6,275
                                              ---------              ---------
   Total assets                               $ 550,011             	$ 510,728
                                              =========              =========

















Note:  	The balance sheet at December 31, 1997 has been derived from the audited
        financial 	statements at that date but does not include all the
        information and footnotes required 	by generally accepted accounting
        principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                            CONSOLIDATED BALANCE SHEET
(In Thousands)
                                         	  March 31, 1998    	December 31, 1997
	                                             (Unaudited)	           (Note)
                                              -----------            ------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                      	  $  35,766           	 $  30,563
   Interest-bearing                            	 304,984       	       296,455
                                               ----------            ----------
      Total deposits                           	 340,750           	   327,018

Short-term borrowings                          	  16,160	               20,259
Other borrowed funds	                            123,025               	93,025
Accrued interest and other liabilities	            4,243	                4,813
                                               ----------            ----------
     	Total liabilities	                         484,178              	445,115
                                               ----------            ----------
Shareholders' Equity
	  Common Stock, par value $0.83 per share
 	    in 1998, and $1.25 per share in 1997
	    	Authorized 20,000,000 shares;
		    Issued 6,288,632 shares in 1998 and
	     6,271,944 shares in 1997                     5,220                 5,206
   Additional paid in capital                    	56,369	               56,155
   Retained earnings                             	 3,286	                2,485
  	Accumulated other comprehensive income
		    Unrealized gains on
      available-for-sale securities, net	          2,367               	 3,176
  	Less:  Treasury stock, At cost
          71,263 shares in 1997 and
		        47,509 shares in 1996	                  (1,409)         	     (1,409)
                                               ----------            ----------
    		Total shareholders' equity	                 65,833          	     65,613
                                               ----------            ----------
	     Total liabilities and
	        shareholders' equity                  $ 550,011 	           $ 510,728
                                               ==========            ==========

Note:  	The balance sheet at December 31, 1997 has been derived from the audited
        financial 	statements at that date but does not include all the
        information and footnotes required 	by generally accepted accounting
        principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                                    -----------
(In Thousands)
                                               		         For the Three Months
	  	                                                         Ended March 31
	                                                            --------------

     	                                                     1998         1997
                                                           ----         ----
Interest Income:
   Interest and fees on loans		                           $ 7,169	     $ 4,871
   Income from available-for-sale securities
      Taxable                               	               1,906        1,333
      Tax Exempt                                       	      657          639
      Dividends                                        	      133          182
   Interest on deposits in banks                      	        94           13
                                                          -------      -------
     	Total interest income                              	  9,959	       7,038
                                                          -------      -------
Interest Expense:
   Interest on deposits                                    	3,283       	2,152
   Interest on short-term borrowings                       	  129	         273
   Interest on other borrowed funds                      	  1,549	       1,203
                                                          -------      -------
	     Total interest expense	                               4,961     	  3,628
                                                          -------      -------
Net interest income                                      	  4,998       	3,410

Provision for possible loan losses	                           300	         150
	                                                         -------      -------
	     Net interest income, after provision for
         possible loan losses	                              4,698     	  3,260
                                                          -------      -------









The accompanying notes are an intergral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                                 -----------
                                 (Continued)
(In Thousands)
 			                                                        For the Three Months
                                                      					    Ended March 31
                                                               --------------

                                                             	1998       1997
                                                              ----       ----
Other Operating Income:
   Service charges on deposit accounts 	                    $   280   	$  	141
   Trust income                                                 120   	    108
   Net security gains                                           310       	209
   Income from insurance subsidiary                      	       40         43
   Other income                                    		     	     129         79
                                                            -------    -------
Total other operating income   	                                879  	     580
                                                            -------    -------
Other Operating Expense:
   Salaries and employee benefits                            	1,460	       908
   Net occupancy expenses                                       181       	107
   Furniture and equipment expenses                             219       	134
   Amortization of goodwill                                    	188       	-
   Expenses of insurance subsidiary                      	       76 	        7
   Other expenses                                         	     721        403
                                                            -------    -------
Total other operating expense	                                2,845    	 1,559
                                                            -------    -------

Income before income tax provision   	                        2,732     	2,281

Income tax provision                                      	     689	       478
                                                            -------    -------
Net income                                              	   $ 2,043 	  $ 1,803
                                                            =======    =======

PER SHARE DATA

  Net income per share - Basic                         	    $  0.33   	$  0.34
 	Weighted average number of shares outstanding - Basic   6,206,155 	5,316,027

 	Net income per share - Diluted                           	$  0.33   	$  0.34
  Weighted average number of shares outstanding - Diluted 6,284,220  5,380,483

 	Dividends paid	                                          $  0.200  	$  0.165

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    -----------
(In Thousands)						                                  For the Three Months Ended
								                                                        March 31
                                                                --------
                                                            1998  		    1997
                                                            ----        ----
Cash flows from operating activities:
  Net income                     							                 $   2,043	  $   1,803
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    	Provision for possible loan losses		               		     300         150
	    Provision for depreciation		                      			     255         113
     Amortization of goodwill                                  188         -
     Amortization and accretion of securities, net              57          58
    	Net security gains                                      	(310)       (209)
	    (Increase) decrease in accrued interest and
	      other assets	                                        	1,643  	     (598)
    	Decrease in accrued interest and
       other liabilities	                                     (570)       (189)
                                                         ----------  ----------
         Net cash provided by operating activities	          3,606       1,128
                                                         ----------  ----------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities       	 758        	502
  Proceeds from maturities of available-for-sale
    securities 	                                             8,504   	   3,617
  Purchases of available-for-sale securities            	  (32,818)     (5,163)
  Net increase in loans                                     	 (157)     (2,002)
  Capital expenditures                                	       (159)       (463)
                                                         ----------  ----------
         Net cash used in investing activities	            (23,872) 	   (3,509)
                                                         ----------  ----------
Cash flows from financing activities:
  Net increase in deposit accounts                      	   13,732       5,720
  Net decrease in short-term borrowings	                    (4,099) 	  (10,040)
  Proceeds from other borrowed funds                    	   45,000     	10,000
  Repayments of other borrowed funds	                      (15,000)     	  -
  Cash dividends paid	                                      (1,242)     	 (877)
  Proceeds from sale of stock for employee benefits
    program                                          	         228         210
                                                         ----------  ----------
   	     Net cash provided by financing activities          38,619       5,013
                                                         ----------  ----------
Net increase in cash and cash equivalents                 	 18,353       2,574
Cash and cash equivalents at beginning of period	            8,959	      7,499
                                                         ----------  ----------
Cash and cash equivalents at end of period	                $27,312   	 $10,073
                                                         ==========  ==========



The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                                   (Continued)

	                                                           For the Three Months
	                                                              Ended March 31
                                                               --------------
                                                               	1998	 	    1997
                                                                ----       ----
Supplemental disclosure of cash flow information (in thousands):
 	Cash paid during the period for:

    	Interest                                                 $ 4,830   	$ 3,605
    	Income taxes                                              	  -    	     -

Supplemental schedule of noncash investing and financing activities:

 	During the three-month period ended March 31, 1998, loans with an estimated value of $27,000 were reclassified to other real estate owned.






















The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                   SUN BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     -----------
Note 1 -- Basis of Presentation
          ---------------------

   The consolidated financial statements include the accounts of SUN BANCORP, INC. (SUN), the parent company, and its wholly-owned subsidiaries of Sun Bank
(Bank), doing business as Snyder County Trust Company, Watsontown Bank, Central Pennsylvania Bank, Bucktail Bank and Trust Company, and the Pennsylvania SUN Life Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 10 and 11 of the 1997 Annual Report to Shareholders.

Note 2 -- Subsequent Event - Announcement of Stock Dividend
          -------------------------------------------------

   On April 20, 1998, SUN's Board approved a 5% stock dividend, effective for shareholders of record as of the close of business on May 22, 1998, with the additional shares to be distributed on June 5, 1998. Since this transaction is expected to be consummated after the issuance of the accompanying financial statements, per share data does not include the effect of the stock dividend.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 -- Consolidated Statement of Comprehensive Income
          ----------------------------------------------

   Beginning with this quarterly period, a consolidated statement of comprehensive income will be presented. The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity that result from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e., available-for-sale securities).

(In Thousands)		                        				                     For the Three Months
								                                                           Ending March 31
									                                                            (Unaudited)
                                                                     -----------
                                             								             1998		      1997
                                                                  ----        ----
Net income	                                                     $  2,043	   $  1,803
                                                                ---------   ---------
Other comprehensive loss:
   Unrealized holding losses on available-for-sale securities:
      Losses arising during the first three months                 	(916)   	 (1,874)
      Reclassification adjustment	                                  (310)	      (209)
                                                                ---------   ---------
Other comprehensive loss before income tax provision             	(1,226)   	 (2,083)

Income tax benefit related to other comprehensive loss        	     	417         708
                                                                ---------   ---------
Other comprehensive loss  	                                         (809)     (1,375)
                                                                ---------   ---------
Comprehensive income	                                           $  1,234   	$    428
                                                                =========   =========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for SUN BANCORP, INC., a bank holding company, and its wholly-owned subsidiary, Sun Bank. SUN also owns a captive insurance company, the Pennsylvania SUN Life Insurance Company, that provides credit life and disability insuarance to Sun Bank's credit customers. consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

  SUN's net income for the three months ended March 31, 1998 amounted to $2,043,000, an increase of 13.3% over the first three months of 1997. Basic and diluted earnings per share were $.33 for the three months ended March 31, 1998, compared to $.34 for the same period in 1997. SUN achieved a 1.55% return on average assets and a 12.34% return on average equity for the three months ended March 31, 1998, compared to ratios of 1.95% and 18.17% for the previous comparable period. Per share data, for the first quarter of 1997, has been adjusted to reflect the effects of the 5% stock dividend June 6, 1997 and the three-for-two stock split December 12, 1997.

Results of Operations - Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------

   SUN's income statement for the first quarter of 1998, compared to the same period in 1997, was significantly affected by the acquisition of Bucktail Bank and Trust Company (Bucktail) on June 30, 1997. The effects of the Bucktail purchase were to substantially increase the average balances of earning assets and interest-bearing liabilities. Corresponding increases in total interest income and total interest expense resulted in an overall increase in net interest income of $1,588,000 to $4,998,000, a 46.6% increase over the same period in 1997.

   Total other operating income increased $299,000, or 51.6%, in the first quarter of 1998 compared to the same quarter of 1997. Service charges on deposit accounts increased $139,000 due in part to the addition of Bucktail accounts and to an increase in automatic teller machine fees. Also, net security gains, primarily from the sales of equity securities, were $310,000 in the three months ended March 31, 1998 compared to gains of $209,000 for the same period in 1997.

   Other operating expenses increased to $2,845,000 in the first quarter of 1998, compared to $1,559,000 in 1997. Increases in salaries and employee benefits, net occupancy expenses, furniture and equipment expenses, and other expenses were reflective of increased operating costs associated with the addition of seven former Bucktail locations. Also, amortization of $188,000 was recorded in the first quarter of 1998, resulting from goodwill related to the Bucktail acquisition.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - March 31, 1998 and December 31, 1997
----------------------------------------------------

   Total assets increased $39,283,000 or 7.7% to $550,011,000 at March 31, 1998
from $510,728,000 at December 31, 1997. The asset increases occurred in primarily two categories: interest-bearing deposits in banks and available-for-sale securities. Interest-bearing deposits in banks increased $17,271,000, while available-for-sale securities increased $22,584,000. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. Total liabilities increased $39,063,000 OR 8.8% from December 31, 1997 to March 31, 1998. The increase is the result of deposits increasing $13,732,000 with growth in the following areas: demand deposits $5,202,000, NOW, Insured Money Market, and other deposit savings accounts $4,744,000, and certificates of deposit $3,786,000. In addition to deposits increasing, borrowed funds increased $25,901,000. The increase in borrowed funds is the net result of short-term borrowings decreasing $4,099,000, while term FHLB borrowings increased $30,000,000.

Allowance for Possible Loan Losses
----------------------------------

   Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans previously charged off are credited to the allowance as they are received. A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan. As of March 31, 1998, the allowance for possible loan losses was $3,238,000. This allowance amount represents 1.04% of total loans. Management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions. Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed. The allocation of the allowance for possible loan losses is also based on historical data, the composition of the portfolio, possible future losses and current economic conditions. The allocation is judgemental and is subject to variations depending on econcomic market conditions affecting specific loan categories.

SUN BANCORP, INC.
FORM 10-Q
PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Adequacy
----------------

   Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.20 per share to its shareholders on March 13, 1998. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                             For Capital
	                                       Actual	          Adequacy Purposes
                                        ------           -----------------
	                                  Amount      Ratio           Ratio
                                   ------      -----           -----
As of March 31, 1998:
Total Capital                     	$55,947    	17.7%           	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                     52,709	    16.6%           	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                     52,709    	10.2%           	4.0%
	(to Average Assets)

As of December 31, 1997:
Total Capital	                     $54,621    	17.8%	           8.0%
	(to Risk Weighted Assets)
Tier I Capital	                     51,491    	16.8%           	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                     51,491	    10.3%           	4.0%
	(to Average Assets)


Effects of Cash and Stock Dividends on Retained Earnings
--------------------------------------------------------

   SUN and other corporate entities are subject to accounting standards that dictate how we report our financial performance. These rules are written to apply to all corporations. The accounting of SUN's shareholders' equity account is one example.

   Net income is transferred to the retained earnings acount and dividends are paid from this account. When stock dividends of less than 20% are declared, the difference between the par value of the stock dividend must be recorded as a decrease in the retained earnings with corresponding increases recorded in common stock and additional paid-in capital. Over the last several years, numerous stock dividends coupled with market price appreciation have reduced the balance of our retained earnings account. We expect the June 5, 1998 payment of the 5% stock dividend to push our retained earnings into a negative balance.

   A review of SUN's balance sheet supports the fact that its total shareholders' equity reflects our intention of maintaining a high level of safety and soundness. Our intention is to continue paying shareholders a significant portion of the profits we earn while maintaining the safety and soundness of your institution.

SUN BANCORP, INC.
FORM 10-Q
PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory and Industry Merger Activity
---------------------------------------

   From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of SUN will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results of operations.

   Further, the business of SUN is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by Sun Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2 and 3 -- Omitted pursuant to instructions to Part II

Item 4 -- Submission of Matters to a Vote of Security Holders

          a. SUN BANCORP, INC. held its 1998 Annual Meeting on Thursday, April 23, 1998

          b. This information is incorporated by reference to Exhibit 1, item number one. Those directors whose term of office continued after the meeting are:

              George F. Keller                   	Dr. Robert E. Funk
              Fred W. Kelly, Jr.	                 Paul R. John
              Jeffrey E. Hoyt	                    Dennis J. Van
              David R. Dieck	                     Jerry A. Soper
              Louis A. Eaton

          c.  This information is incorporated by reference to Exhibit 1.

          d.  None

Item 5 -- Other information

   The registrant's Board of Directors continued the authorization for the repurchase of up to 5% of SUN BANCORP, INC.'s outstanding shares. The stock buy-back program is effective until April 1999. The purchased shares will be used for general corporate purposes.

   In April 1998, the Board of Directors also approved a 5% stock dividend and an increased quarterly dividend payment from $.20 per share to $.205 per share for stockholders of record May 22, 1998 payable June 5, 1998.

Item 6 -- Exhibits and Reports on Form 8-K

          a. No reports on Form 8-K were filed for the quarter ending March 31, 1998.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              	        SUN BANCORP, INC.

Date        5/15/98                     	          /s/  Fred W. Kelly, Jr.
     ----------------------                        -----------------------
                                                        Fred W. Kelly, Jr.
                                                  	Chief Executive Officer
                                         	      (Principal Executive Officer)


                                    	              /s/  Jeffrey E. Hoyt
                                                   ---------------------
                                                      Jeffrey E. Hoyt
                                         	       Executive Vice President,
                                           Chief Operating Officer and Secretary
                                         	   (Principal Financial Officer and
        	                                        Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(717) 374-1131