Form 10-Q
period 1998-06-30
SUN BANCORP INC
filed 1998-08-13
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended                  June 30, 1998
                               -------------------------------------------------
                                                     	or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from ______________________ to 	______________________

Commission File Number:                 0-14745
                        --------------------------------------------------------
                                  SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)
             Pennsylvania	   	                               23-2233584
----------------------------------------            ----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    PO Box 57, Selinsgrove, Pennsylvania                       17870
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

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                      	       Yes               No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value		                          6,538,975
----------------------------------------     -----------------------------------
                 Class                       Outstanding Shares At June 30, 1998

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1998

CONTENTS                                                                    Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements:

        	Consolidated Balance Sheet as of June 30, 1998 (Unaudited)
		         and December 31, 1997                                              	3
        	Consolidated Statement of Income for the Three and Six Months Ended
		         June 30, 1998 and June 30, 1997 (Unaudited) 	                       5
        	Consolidated Statement of Cash Flows for the Six Months Ended
	  	       June 30, 1998 and June 30, 1997 (Unaudited)	                       	7

        	Notes to the Consolidated Financial Statements (Unaudited)   		       9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations 	                                          11


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information	                                                   17

Item 6 - Exhibits and Reports on Form 8-K	                                    17


SIGNATURES	                                                                   18

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET

(In Thousands)
                            						          June 30, 1998	     December 31, 1997
 	                                           (Unaudited)          	 (Note)
                                             -----------            ------
ASSETS

Cash and due from banks	                       $ 12,712        	   $  8,173
Interest-bearing deposits in banks	               8,627	                786
                                               --------            --------
   Total cash and cash equivalents         	     21,339	              8,959

Securities available-for-sale                  	225,897            	165,284
Loans, net	                                     309,866             310,300
Bank premises and equipment, net                 	8,832              	8,964
Intangible asset, goodwill, net	                 10,569	            	10,946
Accrued interest and other assets	                6,380	              6,275
                                               --------            --------
   Total assets                               	$582,883          	 $510,728
                                               ========            ========

















Note:  	The balance sheet at December 31, 1997 has been derived from the audited
        financial 	statements at that date but does not include all the
        information and footnotes required 	by generally accepted accounting
        principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                            CONSOLIDATED BALANCE SHEET
                                     (Continued)
(In Thousands)
                                        	   June 30, 1998     	December 31, 1997
                                         	   (Unaudited)	           (Note)
                                             -----------            ------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                        	$ 35,936         	   $ 30,563
  Interest-bearing	                            315,062     	        296,455
                                              ---------            ---------
     Total deposits                          	 350,998         	    327,018

Short-term borrowings	                          20,718	              20,259
Other borrowed funds	                          140,525              	93,025
Accrued interest and other liabilities	          4,091                4,813
                                              ---------            ---------
    	Total liabilities	                        516,332             	445,115
                                              ---------            ---------
Shareholders' Equity:
	 Common Stock, No par value per share
 	   in 1998 and $.83 per share in 1997;
		   Authorized 20,000,000 shares;
		   Issued 6,616,238 shares in 1998 and
	    6,271,944 shares in 1997                  	72,623               	5,206
  Additional paid in capital                       -         	       56,155
  Retained earnings (deficit)                  	(6,716)	              2,485
	 Accumulated other comprehensive income,
		   Unrealized gains on available-for-sale
		   securities, net	                            2,233                3,176
	Less: Treasury stock, At cost
       77,263 shares in 1997 and
		     47,509 shares in 1996	                   (1,589) 	            (1,409)
                                              ---------            ---------
		Total shareholders' equity	                   66,551         	     65,613
                                              ---------            ---------
	 Total liabilities and
	    shareholders' equity                    	$582,883             $510,728
                                              ---------            ---------


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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)

(In Thousands)

                          			                       For the Three Months        For the Six Months
	                                                      Ended June 30 		            Ended June 30
                                                       -------------               -------------
	                                                    1998          1997          1998 	        1997
                                                     ----          ----          ----          ----
Interest Income:
  Interest and fees on loans	                     	$ 7,105       $ 4,939 	     $14,274 	     $ 9,810
  Income from available-for-sale securities:
      Taxable 	                                      2,447         1,258 		      4,353 	       2,591
      Tax Exempt 				                           	      707	          670		       1,364	        1,309
    	 Dividends  					                                 154           181 		        287	          363
  Interest on deposits in banks  		             	      200	           40		         294	           53
                                                   -------       -------       -------       -------
     	Total interest income                    				 10,613      	  7,088	  	    20,572	       14,126
			                                                -------       -------       -------       -------
Interest Expense:
  Interest on deposits                        				   3,454	        2,121 		      6,737	        4,273
  Interest on short-term borrowings           			      113	           51		         242	          324
  Interest on other borrowed funds             			   2,049	        1,444	    	   3,598 	       2,647
                                                   -------       -------       -------       -------
	     Total interest expense		                   	   5,616      	  3,616 		     10,577 	       7,244
                                                   -------       -------       -------       -------
Net interest income			                          		   4,997      	  3,472 		      9,995	        6,882

Provision for possible loan losses			                  300	          425		         600	          575
                                                   -------       -------       -------       -------
     	Net interest income, after provision
     	for possible loan losses		                  	$ 4,697       $ 3,047 		    $ 9,395 	      $6,307
                                                   -------       -------       -------       -------







The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                    SUN BANCORP, INC.
                            CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                      -----------
                                      (Continued)

(In Thousands)		                              		   	For the Three Months	       For the Six Months
						                                                 Ended June 30  		           Ended June 30
                                                       -------------               -------------
                                          							    1998 	        1997	          1998	        1997
                                                     ----          ----           ----         ----
Other Operating Income:
  Service charges on deposit accounts            	  $  284        $  232    	    $  564	      $  340
  Trust income                                         165            75	           285          216
  Net security gains                                   419	          659            729          868
  Income from insurance subsidiary                      42	           23	            82           66
  Other income		                                        83           141            212          220
                                                    ------        ------         ------       ------
      Total other operating income			           	      993         1,130	         1,872 	      1,710
                                                    ------        ------         ------       ------
Other Operating Expense:
  Salaries and employee benefits		                   1,361           942	         2,821        1,850
  Net occupancy expenses	                       	      195	          111	           376          218
  Furniture and equipment expenses			                  226	          126	           445          260
  Amortization of goodwill				                         188	           -		           377	          -
  Expenses of insurance subsidiary			                   30	           32	           106           39
  Other expenses					                                  801           546	         1,521	         949
                                                    ------        ------         ------       ------
Total other operating expense				                    2,801         1,757          5,646        3,316

Income before income tax provision  	           		   2,889    	    2,420	         5,621        4,701
                                                    ------        ------         ------       ------
Income tax provision 				                              750           585	         1,439        1,063
                                                    ------        ------         ------       ------
Net income		                                   				 $2,139        $1,835	        $4,182       $3,638
                                                    ======        ======         ======       ======
PER SHARE DATA
--------------
 	Net income per share - Basic			                    $0.33	        $0.33          $0.64        $0.65
 	Weighted average number of shares
	   outstanding - Basic		                        6,535,380     5,548,596      6,525,922    5,593,469

 	Net income per share - Diluted			                  $0.32         $0.33          $0.63        $0.65
  Weighted average number of shares
    outstanding - Diluted			                     6,619,826     5,610,654      6,610,368    5,640,310

 	Dividends paid				                                $0.205	       $0.171	        $0.395       $0.329


The accompanying notes are an integral part of these financial statements.
                                          6

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
(In Thousands)

                                           				  	    			          For the Six Months
									                                                             Ended June 30
		 							                                                          1998		      1997
                                                                    ----        ----
Cash flows from operating activities:
  Net income							                                              $  4,182  		$  3,638
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     	Provision for possible loan losses 	                       	    600	    	   575
	     Provision for depreciation					                                 384		       233
      Amortization of goodwill	                                       377		        -
      Amortization and accretion of securities, net                   167	        119
	     Net security gains                                            	(729)	      (868)
	     Gain on sale of bank premises                                    -         	(83)
	     (Increase) decrease in accrued interest and
	       other assets	                                                 670	   	 (2,766)
	     Increase (decrease) in accrued interest and
        other liabilities                                            (722)	   	   705
                                                                 ---------  ----------
          Net cash provided by operating activities                 4,929       1,553
                                                                 ---------  ----------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities             13,681		     1,835
  Proceeds from maturities of available-for-sale securities 	      20,478	      5,419
  Purchases of available-for-sale securities	                     (95,638)  	  (3,471)
  Net (increase) decrease in loans                                 	 (456)	     2,506
  Capital expenditures	                                              (252)	      (830)
  Proceeds from sale of bank premises	                                 -    	     266
                                                                 ---------  ----------
    	     Net cash provided by (used in) investing activities	    (62,187)	     5,725
                                                                 ---------  ----------

Cash flows from financing activities:
  Net increase in deposits	                                        23,980	      5,310
  Net increase (decrease) in short-term borrowings                    459	    (17,503)
  Proceeds from other borrowed funds	                              65,000	     20,000
  Repayments of other borrowed funds	                             (17,500)     (2,000)
  Cash dividends paid                                              (2,592)	    (1,848)
  Proceeds from sale of stock for employee benefits program    	      471         388
  Purchase of treasury stock  	                                      (180)         -
  Cash and cash equivalents received from issuance of stock
    related to acquisition of Bucktail Bank & Trust Company            -        6,093
  Offering costs paid                                                  -		       (150)
                                                                 ---------  ----------
          Net cash provided by financing activities                69,638      10,290
                                                                 ---------  ----------

Net increase in cash and cash equivalents                          12,380      17,568
Cash and cash equivalents at beginning of period                    8,959       7,499
                                                                 ---------  ----------
Cash and cash equivalents at end of period         	  		          $21,339	    $25,067
                                                                 ---------  ----------

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                     (Continued)

(In Thousands)

                                                             	   		For the Six Months
	                                                         	    	      Ended June 30
                                                                      -------------
			                                                                 1998	 	     1997
                                                                    ----        ----
Supplemental disclosure of cash flow information (in thousands):
	 Cash paid during the period for:

    	Interest 		                                                  $10,109 	    $6,895
 	   Income taxes 	                                              		 1,085       1,275

Supplemental schedule of noncash investing and financing activities:

 	On June 30, 1997, SUN acquired all of the capital stock of Bucktail Bank & Trust Company in exchange for shares of SUN's common stock valued at $20,213,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

     Cash and cash equivalents acquired		                                    $  6,093
     Fair value of other assets acquired		                                    130,030
                                                                             ---------
                                   			                                        136,123
     Value of stock issued by SUN, net of offering costs		                    (20,063)
                                                                             ---------
     Liabilities assumed		                                                   $116,060
                                                                             =========

 	During the six-month period ended June 30, 1998, loans with an estimated value of $290,000 were reclassified
	  to other real estate owned.









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

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 10 and 11 of the 1997 Annual Report to Shareholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Consolidated Statement of Comprehensive Income
         ----------------------------------------------

  The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity that result from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that SUN's net income increased for the three and six months ended June 30, 1998 compared to the corresponding periods in 1997, but comprehensive income over the same periods has declined.

                                        						For the Three Months	  	For the Six Months
						                                           Ended June 30		         Ended June 30
                                                 -------------           -------------
						                                          1998 	 	   1997		       1998  		   1997
                                                ----       ----         ----       ----
Net Income		                                			$2,139	   	$1,835	     	$4,182  	  $3,638
                                               -------    -------      -------    -------
Other comprehensive income (loss):
 Unrealized holding gains (losses) on
 available for sale securities:
 Gains (losses) arising during the period	        216	  	  3,243	    	   (700)		   1,369
 Reclassification adjustment	- realized
   gains included in net income 		               (419)  	   (659)	  	    (729)		    (868)
                                               -------    -------      -------    -------
Other comprehensive income (loss)
 before income tax provision			                  (203)  	  2,584     		(1,429)		     501

Income tax expense/benefit related to
 other comprehensive income (loss)		               69		     (879)		       486		     (171)
                                               -------    -------      -------    -------
Other comprehensive income (loss)		              (134)	    1,705		       (943)		     330
                                               -------    -------      -------    -------
Comprehensive income	                        		$2,005	   	$3,540     		$3,239		   $3,968
                                               =======    =======      =======    =======


SUN BANCORP, INC.
FORM 10-Q
PART I



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for SUN BANCORP, INC., a bank holding company, and its wholly-owned subsidiary, Sun Bank. SUN also owns a captive insurance company, the Pennsylvania SUN Life Insurance Company, that provides credit life and disability insurance to Sun Bank's credit customers. SUN's consolidated financial condition and results of operations consist almost entirely of the bank's financial condition and results of operations. This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee or assure similar performance in the futrue, and may not be indicative of future results.

  SUN's net income for the six months ended June 30, 1998 amounted to $4,182,000, an increase of 15.0% over the same period of 1997. Basic and diluted earnings per share were $.64 and $.63, respectively, for the six months ended June 30, 1998 compared to $.65 basic and diluted for the same period in 1997. Diluted earnings per share is less than basic earnings per share because of the assumed increase in the average number of common shares outstanding resulting from the assumed exercise of outstanding options in periods in which the average market price of SUN's common stock exceeds the related option exercise prices. SUN achieved a 1.52% return on average assets and a 12.60% return on average equity for the six months ended June 30, 1998, compared to ratios of 1.96% and 18.35% for the previous comparable period. Since the acquisition of Bucktail Bank and Trust Company (Bucktail) on June 30, 1997, we are required by generally accepted accouting principles to relfect the effect of goodwill on the balance sheet and income statement. This expense has an effect on earnings. Whithout the effet of goodwill, our return on average assets would be 1.69% abd return on average equity would be 16.35% for the six months ended June 30, 1998. For the three months ended June 30, 1998, SUN's earnings amounted to $2,139,00, an increase of 16.6% over the same period of 1997. Basic and diluted earnings per share were $.33 and $.32, respectively, for the three months ended June 30, 1998 compared to $.33 basic and diluted for the same period in 1997. Earnings per share data has been adjusted to reflect a three-for-two stock split on December 12, 1997 and 5% stock dividend on June 5, 1998.

Results of Operations - Three Months Ended June 30, 1998 and 1997
-----------------------------------------------------------------

  SUN's income statement for the three months ended June 30, 1998, compared to the same period in 1997, was significantly affected by the acquisition of Bucktail on June 30, 1997. The effects of the Bucktail purchase were to substantially increase the average balances of earning assets and interest-bearing liabilities. Corresponding increases in total interest income and total interest expense resulted in an overall increase in net interest income of $1,525,000 to $4,997,000, a 43.9% increase over the same period in 1997.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Total other operating income decreased $137,000, or 12.1%, in the three months ended June 30, 1998 compared to the same period of 1997. Net security gains, primarily from the sales of equity securities, were $419,000 in the three months ended June 30, 1998 compared to gains of $659,000 for the same period in 1997. Service charges on deposit accounts increased $52,000 due in part to the addition of Bucktail accounts and to an increase in automatic teller machine fees. Additionally, trust income increased 120.0% to $165,000 primarily due to the addition of Bucktail trust accounts for the three months ended
June 30, 1998. Excluding a gain or $83,000 from the sale of the old Shamokin Dam office in 1997, other income increased $25,000 for the three months ended June 30, 1998. The increase is the result of safe deposit box rent, debit card, and credit card income from the Bucktail accounts.

  Other operating expenses increased to $2,801,000 for the three months ended June 30, 1998, compared to $1,757,000 in the same period of 1997. Increases in salaries and employee benefits, net occupancy expense, furniture and equipment expense, and other expenses were reflective of increased operating costs associated with the addition of seven former Bucktail locations. Also, amortization of $188,000 was recorded in the three months ended June 30, 1998, resulting from goodwill related to the Bucktail acquisition.

Results of Operations - Six Months Ended June 30, 1998 and 1997
---------------------------------------------------------------

  The increase in SUN's net earnings for the six months ended June 30, 1998 compared to the same period in 1997 was attributable primarily to increases in net interest income. Increases in other operating expenses limited the growth of net earnings for the six months ended June 30, 1998. Net interest income for the six months ended June 30, 1998 increased $3,113,000, or 45.2%, over the same period in 1997, principally due to increased volumes in the first and second quarters of 1998 resulting from the Bucktail acquistion. Other operating income increased $162,000, or 9.5%, over the same period of 1997, as net security gains, primarily form the sale of equity securities, decreased $139,000.
Service charge on deposit accounts and trust income increased $293,000 due in part to reasons described above. Other operating expenses increased $2,330,000, or 70.3%, for the six months ended June 30, 1998 over the same period in 1997 due in part to the reasons described above in the three month month ended
June 30, 1998 analysis. The increase includes goodwill amortization of $377,000 for the six months ended June 30, 1998. Other expenses increased $572,000 with the Pennsylvania shares tax increasing $80,000 as a direct result of the Bucktail axquisition. The remaining increase in other expense was attributable to increased in general operating expenses such as marketing, insurance, supplies, and postage due to the addition of offices from the Bucktail acquisition.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Balance Sheet - June 30, 1998 and December 31, 1997
---------------------------------------------------

  Total assets were $582,883,000 at June 30, 1998, an increase of 14.1% from $510,728,000 at December 31, 1997. Securities available-for-sale increased by $60,613,000. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $10,569,000 at June 30, 1998. Goodwill resulted from the acquisition of Bucktail on June 30, 1997. Also, total liabilities increased $71,217,000, or 16.0% to $516,332,000 at June 30, at June 30, 1998 compared to
December 31, 1997. Deposits increased by $23,980,000 due to growth in certificates of deposit and NOW accounts. A new certificate of deposit product, which allows additional deposits within ninety days, provided $14,275,000 of the total deposit increase. The majority of the remaining increase is due to the introduction of a government funds account, which has provided additional deposits of $7,630,000. Total borrowed funds increased $47,959,000, or 42.3% to $161,243,000 in 1998 with FHLB term borrowings representing $47,500,000 of the inrease. Average term FHLB borrowings increased for the first six months by $28,734,000. These additional borrowings were made to take advantage of special rates offered by the FHLB of Pittsburgh. Management reinvested the additional borrowed funds in additional mortgage backed securities, which aided in increasing the net interest margin.

Allowance for Possible Loan Losses
----------------------------------

  Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans previously charged off are credited to the allowance as they are received. A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan. As of June 30, 1998, the allowance for possible loan losses was $3,333,000. This allowance amount represents 1.06% of total loans. Management deems the allowance to be adequate; however, future additions may be necessary based on econmic, market, or other unforeseeable conditions. Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed.

Changes in Shareholders' Equity Accounts
----------------------------------------

  SUN and other corporate entities are subject to accounting standards that dictate how we report our financial performance. These rules are written to apply to all corporations. In the second quarter of 1998, SUN experienced two events which caused a change within its shareholders' equity accounts.

  At the Spring 1998 shareholders' meeting, shareholders approved the elimination of the stated par on SUN's common stock. This act caused the additional paid-in capital account to be reduced to zero, with the balance of $56,369,000 being reclassified to the common stock account.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  SUN's shareholders' equity accounts also experienced one additional significant change. On June 5, 1998, a 5% stock dividend was distributed. When stock dividends of less than 20% are declared, the difference between the par value and the market value of the stock dividend must be recorded as a reduction in the retained earnings account with a corresponding increase in common stock. Accordingly, in the second quarter of 1998, an accounting entry of $10,791,000 was recorded to reduce retained earning and increase common stock (no effect on SUN's total shareholders' equity) for the market value of the 5% stock dividend. Additionally, retained earnings was reduced for cash dividends paid on June 5, 1998, while second quarter income was credited to retained earnings. This results in a deficit retained earnings balance of $6,716,000 as of June 30, 1998. Although this account is negative due to accounting standard requirements, SUN's total shareholders' equity of $66,551,000 as of June 30, 1998 is indicative of a very strong financial condition.


Capital Adequacy
----------------

  SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                                   For Capital
 	                                           Actual	           Adequacy Purposes
                                             ------            -----------------
	                                       Amount      Ratio           Ratio
                                        -------     -----           -----
As of June 30, 1998:
Total Capital	                          $57,082	    17.8%           	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                          53,749    	16.5%           	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                          53,749     	9.6%           	4.0%
	(to Average Assets)

As of December 31, 1997:
Total Capital	                          $54,621	    17.8%           	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                          51,491	    16.8%           	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                          51,491	    10.3%           	4.0%
	(to Average Assets)

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory and Industry Merger Activity
---------------------------------------

  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the effect of the provisions on the liquidity, capital resources, and results of operations of SUN will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results of operations.

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

Year 2000 Readiness
-------------------

  The corporation's Year 2000 Compliance Committee has been working on the Year 2000 issue for the past year. The Y2K issue is being addressed as an enterprise-wide concern, considering both information technology (IT) and non-IT systems and components. The bank has identified and evaluated all known third party companies and vendors that have a material relationship with the bank.
The significant vendors which have a material relationship with the bank have indicated they are either Year 2000 compliant or have plans in place to be tested prior to year-end 1998.

  Management is reviewing the status of Year 2000 readiness for significant bank customer relationships. A questionnaire and personal evaluation with those customers is being conducted to assess any potential impact on the bank. We are also notifying the customer to research what possible impact their vendors and suppliers may have on their operation.

  The corporation has established a test strategy to validate mission critical systems, both IT and non-IT. This validation phase is underway with most mission critical systems planned to be tested by year-end 1998. To date, there are no known significant problems with any mission critical systems.

SUN BANCORP, INC.
FORM 10-Q
PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Year 2000 project is considered one of the corporation's highest priorities. Other IT projects that are strategic to the bank's long range plans have not been significantly impacted, although some may be delayed slightly.

  The hard costs associated with repairing or validating Year 2000 thus far are minimal and are not expected to have any material financial impact. To date, costs to repair systems and equipment are less than $20,000. (Note: The corporation's systems and products are primarily purchased software and hardware and are being renovated by the third party companies.) Management does not expect any significant future expenditures associated with Year 2000.

  Management is currently establishing a contingency strategy plan to address worst-case scenarios. The bank does have a tested disaster recovery hot-site to back up the bank's core main processing operations. Plans are to have detailed contingency plans in place for mission critical systems by year-end 1998.

SUN BANCORP, INC.
FORM 10-Q
PART II


Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

  In August 1998, the Board of Directors approved an increased quarterly dividend payment from $.205 per share to $.21 per share for shareholders of record August 28, 1998, payable September 11, 1998.

Item 6 -- Exhibits and Reports on Form 8-K

      	   a. No reports on Form 8-K were filed for the quarter ending June 30, 1998.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        	           SUN BANCORP, INC.

Date          8/12/98                           /s/  Fred W. Kelly, Jr.
       ---------------------                   ---------------------------
                                             		      Fred W. Kelly, Jr.
                                                		Chief Executive Officer
                                        	      (Principal Executive Officer)


                                    	            /s/  Jeffrey E. Hoyt
                                               ---------------------------
	                                                     Jeffrey E. Hoyt
	                                                Executive Vice President,
                                          	Chief Operating Officer and Secretary
	                                            (Principal Financial Officer and
                                        	      Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(717) 374-1131