Form 10-Q
period 1998-09-30
SUN BANCORP INC
filed 1998-11-13
CIK 713975

FORM 10-Q---QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended                September 30, 1998
                                ----------------------------------------------
                                       	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _________________________ to ___________________

Commission File Number:                       0-14745
                        ------------------------------------------------------
                                  SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                      Pennsylvania	   	                    23-2233584
----------------------------------------------   ------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    PO Box 57, Selinsgrove, Pennsylvania                      17870
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)

                                       (717) 374-1131
-------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)

                                             N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               [X]  Yes    [ ]  No

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                    	  [ ]  Yes    [ ]   No

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value		                       6,618,393
------------------------------------   ----------------------------------------
                Class                  Outstanding Shares At September 30, 1998

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1998

CONTENTS                                                                  Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

	        Consolidated Balance Sheet as of September 30, 1998 (Unaudited)
		         and December 31, 1997                                          		3
        	Consolidated Statement of Income for the Three and Nine Months
           Ended September 30, 1998 and September 30, 1997 (Unaudited) 	   	5
	        Consolidated Statement of Cash Flows for the Nine Months Ended
	  	       September 30, 1998 and September 30, 1997 (Unaudited)	          	7

        	Notes to the Consolidated Financial Statements (Unaudited)       		9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations	                                        11


PART II - OTHER INFORMATION

Item 5 - Other Information	                                                17

Item 6 - Exhibits and Reports on Form 8-K	                                 17


SIGNATURES                                                       	         18

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                              SUN BANCORP, INC.
                         CONSOLIDATED BALANCE SHEET

(In Thousands)
                                  						  September 30, 1998   December 31, 1997
 	                                           (Unaudited)          	 (Note)
                                             -----------            ------
ASSETS

Cash and due from banks                     	  $  9,502         	  $  8,173
Interest-bearing deposits in banks	              21,107     	           786
     Total cash and cash equivalents	            30,609	              8,959
                                               --------            --------
Securities available-for-sale                  	235,865            	165,284
Loans, net	                                     318,229             310,300
Bank premises and equipment, net	                 9,010              	8,964
Intangible asset, goodwill, net	                 10,380          	  	10,946
Accrued interest and other assets	                5,549       	       6,275
                                               --------            --------
     Total assets                             	$609,642          	 $510,728
                                               ========            ========

















Note:  	The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                               CONSOLIDATED BALANCE SHEET
                                      (Continued)
(In Thousands)
                                       	 September 30, 1998   	December 31, 1997
                                       	    (Unaudited)	            (Note)
                                            -----------             ------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                       	 $ 33,675          	  $ 30,563
  Interest-bearing	                            318,116      	       296,455
                                              ---------            ---------
      Total deposits                         	 351,791          	   327,018

Short-term borrowings                        	  23,037            	  20,259
Other borrowed funds	                          162,500              	93,025
Accrued interest and other liabilities	          4,433	               4,813
                                              ---------            ---------
	     Total liabilities                     	  541,761             	445,115
                                              ---------            ---------
Shareholders' Equity:
	 Common Stock, No par value per share
 	  in 1998 and $.83 per share in 1997;
		  Authorized 20,000,000 shares;
		  Issued 6,618,393 shares in 1998 and
	   4,173,084 shares in 1997                   	72,652               	5,206
  Additional paid in capital                        -	               56,155
  Retained earnings (deficit)	                  (5,965)           	   2,485
	 Accumulated other comprehensive income,
		  Unrealized gains on available-for-sale
		  securities, net	                             2,928              	 3,176
	 Less:  Treasury stock, At cost
         82,263 shares in 1998 and
   		    47,509 shares in 1997	                 (1,734) 	            (1,409)
                                              ---------            ---------
		Total shareholders' equity               	    67,881         	     65,613
                                              ---------            ---------
   	Total liabilities and
	     shareholders' equity	                   $609,642	            $510,728
                                              =========            =========

Note:  	The balance sheet at December 31, 1997 has been derived from the audited
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                                    -----------
(In Thousands)

                                                  For the Three Months    For the Nine Months
	                                                  Ended September 30	     Ended September 30
	       	                                          ------------------      ------------------
                              	                      1998        1997        1998	       1997
                                                     ----        ----        ----        ----
Interest Income:
   Interest and fees on loans                    		$ 7,156     	$7,222		   $21,430	    $17,032
   Income from available-for-sale securities:
       Taxable	                                      2,633       1,503 		    6,986	      4,094
       Tax Exempt 					                                675	        680	 	    2,039	      1,989
     	 Dividends                            					      174         183	        461         546
   Interest on deposits in banks  		            	      232	        136 	       526	        189
                                                   -------      ------     -------     -------
      	Total interest income		                   		 10,870	      9,724	  	  31,442	     23,850
			                                                -------      ------     -------     -------
Interest Expense:
   Interest on deposits                       				   3,584    	  2,745	    	10,321 	     7,018
   Interest on short-term borrowings          			      134	        267		       376	        591
   Interest on other borrowed funds            			   2,115	      1,609 		    5,713	      4,256
                                                   -------      ------     -------     -------
      	Total interest expense                  			   5,833	      4,621	  	  16,410      11,865
	                                                  -------      ------     -------     -------
Net interest income				                          	   5,037    	  5,103  		  15,032	     11,985

Provision for possible loan losses			                  300	        300		       900	        875
                                                   -------      ------     -------     -------
      	Net interest income, after provision
	      for possible loan losses	                 		$ 4,737     	$4,803	   	$14,132     $11,110
                                                   -------      ------     -------     -------










The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                                    -----------
                                    (Continued)

(In Thousands)				                             	  For the Three Months    For the Nine Months
						                                             Ended September 30  	   Ended September 30
                                                   ------------------      ------------------
		                                                   1998	       1997	       1998	       1997
                                                     ----        ----        ----        ----
Other Operating Income:
  Service charges on deposit accounts            	  $  290      $  304	     $  854	     $  644
  Trust income                                         165         108	        450	        324
  Net security gains                                  	256	        433         985       1,301
  Income from insurance subsidiary                     	32	         33	        114          99
  Other income		                                       188         165         400         385
                                                    ------      ------      ------      ------
Total other operating income				                       931       1,043 	     2,803 	     2,753

Other Operating Expense:
  Salaries and employee benefits		                   1,405       1,413	      4,226       3,263
  Net occupancy expenses	                       	      170 	       236	        546         454
  Furniture and equipment expenses			                  201	        200	        646         460
  Amortization of goodwill			                   	      189	        189	        566         189
  Expenses of insurance subsidiary			                   65	         70	        171         109
  Other expenses 					                                 770       1,049	      2,291	      1,998
                                                    ------      ------      ------      ------
Total other operating expense		                 		   2,800       3,157       8,446       6,473
                                                    ------      ------      ------      ------
Income before income tax provision  	           		   2,868	      2,689	      8,489       7,390

Income tax provision 				                              744         612	      2,183       1,675
                                                    ------      ------      ------      ------
Net income	                                   					 $2,124      $2,077	     $6,306      $5,715
                                                    ======      ======	     ======      ======

PER SHARE DATA
--------------
   	Net income per share - Basic               			   $0.33  	    $0.32       $0.97       $0.97
   	Weighted average number of shares
	    outstanding - Basic		                       6,538,436   6,496,754   6,530,093   5,900,966

   	Net income per share - Diluted             			   $0.33       $0.32       $0.96       $0.97
   	Weighted average number of shares
	    outstanding - Diluted	            		        6,616,520   6,496,754   6,602,408   5,900,966

   	Dividends paid                 				             $0.210	     $0.171	     $0.605      $0.500

The accompanying notes are an integral part of these financial statements.
                                         6

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    -----------
(In Thousands)
					  	    			                                              For the Nine Months
									                                                     Ended September 30
                                                              ------------------
                                                    					 	    1998		     1997
                                                               ----       ----
Cash flows from operating activities:
  Net income							                                          $ 6,306   	$ 5,715
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     	Provision for possible loan losses                 				    900	     1,055
	     Provision for depreciation					                            575		      493
      Amortization of goodwill	                                  566		      189
      Amortization and accretion of securities, net              267	       328
     	Net security gains                                       	(985)	   (1,301)
	     Gain on sale of bank premises                               -         (83)
     	(Increase) decrease in accrued interest and
	       other assets                                       	   1,174	      (391)
     	Increase (decrease) in accrued interest and
        other liabilities                                       (380)	     (646)
                                                             --------   --------
         Net cash provided by operating activities             8,423      5,359
                                                             --------   --------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities        30,134	    12,858
  Proceeds from maturities of available-for-sale securities   34,459	    13,347
  Purchases of available-for-sale securities	               (134,833)   (23,937)
  Net (increase) decrease in loans                            (9,148) 	   1,646
  Capital expenditures                                  	       (621)	   (1,096)
  Proceeds from sale of bank premises                   	         -         266
                                                            ---------   --------
   	     Net cash provided by (used in) investing activities (80,009)     3,084
                                                            ---------   --------
Cash flows from financing activities:
  Net increase in deposits	                                   24,773	     8,546
  Net increase (decrease) in short-term borrowings             2,778    (17,417)
  Proceeds from other borrowed funds                       	  95,000	    20,000
  Repayments of other borrowed funds                     	   (25,525)   (12,003)
  Cash dividends paid                                         (3,964)	   (3,003)
  Proceeds from sale of stock for employee benefits program      499        451
  Purchase of treasury stock  	                                 (325)       -
  Cash and cash equivalents received from issuance of stock
    related to acquisition of Bucktail Bank & Trust Company	      -       6,093
  Offering costs paid                                             -	  	    (150)
                                                             --------   --------
   	     Net cash provided by financing activities            93,236      2,517
                                                             --------   --------
Net increase in cash and cash equivalents                     21,650     10,960
Cash and cash equivalents at beginning of period               8,959      7,499
                                                             --------   --------
Cash and cash equivalents at end of period			                $30,609	  	$18,459
                                                             ========   ========
The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                     -----------
(Continued)

(In Thousands)

	                                                        	     	For the Nine Months
		                                                         	     Ended September 30
                                                                 ------------------
                                                          			      1998	 	   1997
                                                                   ----      ----
Supplemental disclosure of cash flow information (in thousands):
 	Cash paid during the period for:

    	Interest                                                  		$15,711   $11,286
	    Income taxes 	                                             		 1,760     1,600

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
                                                                          =========

 	During the nine-month period ended September 30, 1998, loans with an estimated value of $320,000 were reclassified
	   to other real estate owned.









The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    -----------

Note 1 -- Basis of Presentation
          ---------------------
  The consolidated financial statements include the accounts of SUN BANCORP, INC. (SUN), the parent company, and its wholly-owned subsidiaries of Sun Bank
(Bank), doing business as Snyder County Trust Company, Central Pennsylvania Bank, Bucktail Bank and Trust Company, Watsontown Bank, and the Pennsylvania SUN Life Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 10 and 11 of the 1997 Annual Report to Shareholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 -- Consolidated Statement of Comprehensive Income
	         ----------------------------------------------

  The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity that result from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, comprehensive income includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that SUN's net income increased for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997, but comprehensive income over the same periods has declined.

                                         						For the Three Months 	For the Nine Months
					                                           Ended September 30		 Ended September 30
		   				                                         1998	  	  1997		     1998	  	  1997

Net Income				                                 	 $2,124 	  $2,077   		$6,306		  $5,715
                                                 -------   -------    -------   -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
  available for sale securities:
  Gains (losses) arising during the period    	   1,309	    2,227		      609		   3,597
  Reclassification adjustment	- realized
    gains included in net income 	            	    (256) 	   (433)	  	  (985)		 (1,301)
                                                 -------   -------    -------   -------
Other comprehensive income (loss)
  before income tax provision			                  1,053	 	  1,794		     (376)    2,296

Income tax expense/benefit related to
  other comprehensive income (loss)          		    (358)	    (610)		     128		    (782)
                                                 -------   -------    -------   -------
Other comprehensive income (loss)		                 695 	 	 1,184		     (248)		  1,514
                                                 -------   -------    -------   -------
Comprehensive income	                          		$2,819  		$3,261	   	$6,058		  $7,229
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

  SUN's net income for the nine months ended September 30, 1998 amounted to $6,306,000, an increase of 10.3% over the same period of 1997. Basic and diluted earnings per share were $.97 and $.96, respectively, for the nine months ended September 30, 1998 compared to $.97 basic and diluted for the same period in 1997. SUN achieved a 1.49% return on average assets and a 12.63% return on average equity for the nine months ended September 30, 1998, compared to ratios of 1.82% and 16.07% for the previous comparable period. Since the acquisition of Bucktail Bank and Trust Company (Bucktail) on June 30, 1997, we are required by generally accepted accounting principles to reflect the effect of goodwill on the balance sheet and income statement. This expense has an effect on earnings. Without the effect of goodwill, our return on average assets would be 1.66% and return on average equity would be 16.39% for the nine months ended September 30, 1998, compared to ratios of 1.90% and 18.05% for the previous comparable period. For the three months ended September 30, 1998, SUN's earnings amounted to $2,124,000, an increase of 2.3% over the same period of 1997. Basic and diluted earnings per share were $.33 for the three months ended September 1998, compared to $.32 basic and diluted for the same period in 1997. Earnings per share data has been adjusted to reflect a three-for-two stock split on December 12, 1997 and 5% stock dividend on June 5, 1998.

Results of Operations - Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------

  Interest income increased $1,146,000 or 11.8% from $9,724,000 for the three months ended September 30, 1997. However, interest expense also increased $1,212,000 or 26.2% from the three month ended September 30, 1997. This increase in interest expense off set increases in interest income which kept net interest income at a static level for the three months ended September 30, 1998 and 1997.

  Total other operating income increased $65,000, excluding net security gains, or 10.7%, for the three months ended September 30, 1998 compared to the same period of 1997. Net security gains, primarily from the sales of equity securities, were $256,000 for the three months ended September 30, 1998 compared to gains of $433,000 for the same period in 1997. Service charges on deposit accounts decreased $14,000 to $290,000 from $304,000 for the three months

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ended September 30, 1997. Additionally, trust income increased 52.8% to $165,000 primarily due to the addition of Bucktail trust accounts. Other income increased 13.9% to $188,000 from $165,000 for the three months ended
September 30, 1997. The increase is the result of safe deposit box rent and income from the increased debit and credit card interchange fees.

  Other operating expenses decreased to $2,800,000 for the three months ended September 30, 1998, compared to $3,157,000 in the same period in 1997. Other expense decreased $279,000 or 26.6% to $770,000 from $1,049,000 for the three months ended September 30, 1997. The decrease is due primarily to a write down of other real estate owned of $180,000 for the three months ended September 30, 1997. In addition, the three months ended September 30, 1997 included $55,000 in expenses associated with the merger with Bucktail Bank and Trust. The remaining decrease of $44,000 is the result of economies of scale being realized.

Results of Operations - Nine Months Ended September 30, 1998 and 1997
---------------------------------------------------------------------

  The increase in SUN's net earnings for the nine months ended September 30, 1998 compared to the same period in 1997 was attributable primarily to increases in net interest income. Increases in other operating expenses limited the growth of net earnings for the nine months ended September 30, 1998. Net interest income for the nine months ended September 30, 1998 increased $3,047,000, or 25.4%, over the same period in 1997, principally due to increased volumes in the first and second quarters of 1998 resulting from the Bucktail acquisition. Other operating income increased $50,000, or 1.8%, over the same period of 1997, as net security gains, primarily from the sale of equity securities, decreased $316,000. Service charges on deposit accounts and trust income increased $336,000 due in part to reasons described above.

  Other operating expenses increased $1,973,000, or 30.5%, for the nine months ended September 30, 1998 over the same period in 1997 due in part to the $1,241,000 increase in salary and employee benefits, occupancy expense, and furniture and equipment expense due mainly to the acquisition of Bucktail. The increase includes goodwill amortization of $566,000 for the nine months ended September 30, 1998 compared to $189,000 for the nine months ended September 30, 1997. Other expenses increased $293,000 with the Pennsylvania shares tax increasing $104,000 as a direct result of the Bucktail acquisition. The remaining increase in other expense was attributable to increases in general operating expenses such as marketing, insurance, supplies, and postage due to the addition of offices from the Bucktail acquisition.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - September 30, 1998 and December 31, 1997
--------------------------------------------------------

  Total assets were $609,642,000 at September 30, 1998, an increase of 19.4% from $510,728,000 at December 31, 1997. Securities available-for-sale increased by $70,518,000. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $10,380,000 at September 30, 1998. Goodwill resulted from the acquisition of Bucktail on June 30, 1997. Also, total liabilities increased $96,646,000, or 21.7% to $541,761,000 at September 30, 1998 compared to
December 31, 1997. Deposits increased by $24,773,000 due to growth in certificates of deposit and NOW accounts. The introduction of a government funds account has provided additional deposits of $10,806,000 with a majority of the remaining increase due to certificate of deposit growth. Total borrowed funds increased $69,253,000, or 61.1% to $182,537,000 in 1998 with FHLB term borrowings representing $69,475,000 of the increase. Average term FHLB borrowings increased for the first nine months by $36,240,000. These additional borrowings were made to take advantage of special rates offered by the FHLB of Pittsburgh. Management reinvested the additional borrowed funds in additional mortgage backed securities.

Allowance for Possible Loan Losses
----------------------------------

  Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans previously charged off are credited to the allowance as they are received. A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan. As of September 30, 1998, the allowance for possible loan losses was $3,498,000.
This allowance amount represents 1.09% of total loans. Management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions. Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed.

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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  SUN's shareholders' equity accounts also experienced one additional significant change. On June 5, 1998, a 5% stock dividend was distributed. When stock dividends of less than 20% are declared, the difference between the par value and the market value of the stock dividend must be recorded as a reduction in the retained earnings account with a corresponding increase in common stock. Accordingly, in the second quarter of 1998, an accounting entry of $10,791,000 was recorded to reduce retained earnings and increase common stock (no net effect on SUN's total shareholders' equity) for the market value of the 5% stock dividend. This results in a deficit retained earnings balance of $5,965,000 as of September 30, 1998. Although this account is negative due to accounting
standard requirements,   SUN's total shareholders' equity was $67,881,000 as of
September 30, 1998 is indicative of a very strong financial condition.


Capital Adequacy
----------------

  Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.210 per share to its shareholders on September 11, 1998. SUN's stock is traded publicly on the NASDAQ national market system under the symbol SUBI. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                              For Capital
  	                                         Actual	       Adequacy Purposes
 	                                          ------        -----------------
                                       Amount    Ratio          Ratio
                                       ------    -----          -----
As of September 30, 1998:
Total Capital	                        $58,071   	17.2%          	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                        54,573    16.1%	          4.0%
	(to Risk Weighted Assets)
Tier I Capital	                        54,573    	9.4%          	4.0%
	(to Average Assets)

As of December 31, 1997:
Total Capital                        	$54,621   	17.8%          	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                        51,491	   16.8%	          4.0%
	(to Risk Weighted Assets)
Tier I Capital	                        51,491   	10.3%          	4.0%
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

Year 2000 Readiness
-------------------

  SUN's Year 2000 Project Team consists of members from every business unit in the company. Continuous progress is being made to assure the company's readiness for Year 2000 compliance. The Year 2000 project has top management's fullest support and is considered one of the corporation's highest priorities.

  Although SUN performs its core application processing in-house, it relies heavily on external vendors for all Mission Critical Systems. None of these systems are developed or designed in-house. To date, the Inventory and Assessment Phases have been completed, with all known systems and vendors being evaluated or contacted. The vendors of the Mission Critical Systems have indicated they are in compliance or have plans in place to be compliant by the first quarter of 1999. In addition to the system certification by the Mission Critical vendors, SUN is also performing its own in-house testing of these systems and identified system interfaces.

  SUN is well along in the Validation Phase which involves testing the Mission Critical Systems. Multiple levels of testing are being conducted both in-house and by the vendors. Most testing will be substantially complete by year-end 1998 with the remaining tests being completed during the first quarter of 1999. Additional personnel resources are being allocated to this phase of the project to assure its timely completion. At this time, no significant Year 2000 problems have been identified.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Project Team is also developing contingency plans that can be readily instituted in the case of any Mission Critical Systems being unavailable. Individual sub-task teams have been formed to create and test these plans. This process will continue throughout much of the first quarter of 1999.

  Excluding the personnel costs, which are expensed as incurred, the total cost associated with Year 2000 readiness is not significant. To date, the associated costs are less than $20,000. Currently, there are no major hardware or software system replacements or modifications required that are related to Year 2000.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II

Item 5 -- Other information

  In November 1998, the Board of Directors approved an increased quarterly dividend payment from $.210 per share to $.215 per share for shareholders of record November 27, 1998, payable December 11, 1998.

  On August 12, 1998, SUN filed registration statements under form S-8 for the company's 1998 Stock Incentive Plan, 1998 Independent Directors Stock Option Plan, and 1998 Employee Stock Purchase Plan, respectively.

Item 6 -- Exhibits and Reports on Form 8-K

	   a.  No reports on Form 8-K were filed for the quarter ending September 30,
        1998.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                     SIGNATURES
                                     ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        	           SUN BANCORP, INC.

Date         11/13/98                  	       /s/  Fred W. Kelly, Jr.
      ----------------------                  -----------------------------
                                                    Fred W. Kelly, Jr.
                                                	Chief Executive Officer
                                              (Principal Executive Officer)


                                 	               /s/  Jeffrey E. Hoyt
                                               ----------------------------
	                                                     Jeffrey E. Hoyt
	                                                Executive Vice President,
	                                          Chief Operating Officer and Secretary
                                       	     (Principal Financial Officer and
                                       	       Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(717) 374-1131