Form 10-K
period 1998-12-31
SUN BANCORP INC
filed 1999-03-31
CIK 713975

FORM 10-K --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                  FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
[Fee Required]
For the fiscal year ended                 December 31, 1998
                           -----------------------------------------------------
                                                  or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
[No Fee Required]
For the transition period from                      	 to
                               ----------------------    -----------------------
Commission File Number                           0-14745
                       ---------------------------------------------------------
           				                          SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

	  Pennsylvania		 			                                            23-2233584
-----------------                                            -------------------
(State or other jurisdiction of				                            (I.R.S. Employer
incorporation or organization)				                           Identification No.)

PO Box 57, Selinsgrove, PA						                                   17870
--------------------------------------------------------------------------------
(Address of principal executive offices)			                      (Zip Code)

Registrant's telephone number, including area code 	        570-374-1131
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:
                        								                        Name of each exchange on
   	Title of each class                                     which registered
	 	       None					                                          		   None
---------------------------                             ------------------------

Securities registered pursuant to Section 12(g) of the Act:

             			         	     Common stock, No Par Value
--------------------------------------------------------------------------------
              				                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 4, 1999, the Registrant had 6,516,691 shares of common stock outstanding with a no par value. Based on the closing bid price of $26.00 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $169,433,966.

Portions of the 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 1999 Proxy Statement for the Annual Shareholders' Meeting to be held on April 22, 1999 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

                                     PART I
                                     ------
ITEM 1 - BUSINESS

  SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982. SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987. On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank
(Bank). The banks continue to do business as Snyder County Trust Company, Incorporated as Sun Bank and Watsontown Bank, Incorporated as Sun Bank. SUN also owns the Pennsylvania SUN Life Insurance Company, a credit life and disability insurance company formed in 1993. SUN is a limited partner in two partnerships for the purpose of building, owning, and operating an affordable elderly apartment complex in SUN's market area. As part of the agreement, SUN is able to recognize tax credits from this economic development project. On June 30, 1997, SUN acquired Bucktail Bank and Trust Company (Bucktail) from FNB Corporation. Concurrently, Bucktail was merged into Sun Bank. Five branches of Bucktail located in Lycoming County were renamed and doing business under the name Central Pennsylvania Bank, Incorporated as Sun Bank. The remaining branches in Elk and Cameron Counties continue under the name Bucktail Bank and Trust Company, Incorporated as Sun Bank.

 	Sun Bank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in central Pennsylvania. Sun Bank operates fourteen banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, Cameron, and Elk Counties. At December 31, 1998, Sun Bank had total assets of $623,577,000 and total shareholders' equity of $67,801,000. Net income for 1998 was $8,726,000.

 	The Bank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, and safe deposit services.  The Bank also operates a trust department that provides full fiduciary services.  Also, 26 Automated Teller
Machines (ATMs) and cash dispensing units throughout the service area provide
24-hour banking service.  Sun Bank's activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, the Bank's business is not seasonal in nature and does not engage in foreign transactions.  The majority of the loan portfolio is comprised of residential real estate loans and consumer loans (predominately automobiles).  The Bank's deposits are insured by the Federal Deposit Insurance
Corporation (FDIC) in the amount allowed by law.

 	The Pennsylvania SUN Life Insurance Company (SUN Life) provides credit life and disability insurance to Sun Bank's credit customers.  SUN Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance
Department of the Commonwealth of Pennsylvania, and the Board of Governors of
the Federal Reserve Bank.  At December 31, 1998, Pennsylvania SUN Life had total assets of  $711,000 and total shareholders' equity of $308,000.  Net income for
1998 was $15,000.

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

  SUN and the Pennsylvania SUN Life Insurance Company do not have any employees. At December 31, 1998, the Bank employed 218 persons. The Bank offers a variety of benefit programs and feels its relationship with its employees is good.

ITEM 2 - PROPERTIES

 	SUN's corporate office is located in Sun Bank's main banking office.  SUN owns all of its properties with the exception of an off-site ATM, (Item 8),
Johnsonburg (Item 13), Pine Street (Item 16) and the Operations Center (Item 19)
which are leased.  In 1995, SUN purchased parcels of land in Liverpool for the purpose of building a branch in the future. On June 30, 1997, SUN completed its acquisition of Bucktail Bank and Trust Company.  This acquisition added eight additional locations.  In 1998, property was acquired in Williamsport for the purpose of constructing a financial services center.  Construction is scheduled to begin in 1999.  All properties are in good condition and adequate for the bank's purposes.  The following is a list of the banking offices, the addresses, and a brief description of each office.

 	      Office				      Address				                             Description
        ------          -------                                 -----------
  1.  Main			           2-16 South Market Street			          	Brick structure
				                    Selinsgrove, Pennsylvania 17870

  2.  Shamokin Dam		    200 S. Susquehanna Trail		           	Brick structure
                    				Shamokin Dam, Pennsylvania  17876

  3.  New Berlin	      	Market & Plum Streets			             	Brick structure
                    				New Berlin, Pennsylvania  17855

  4.  Sunbury		        	11 South Second Street		            		Brick structure
                    				Sunbury, Pennsylvania  17801

  5.  Middleburg		      Route 522 & Dock Hill Road		        		Brick structure
                    				Middleburg, Pennsylvania  17842

  6.  Trust Division	  	100 West Pine Street				             	Brick structure
                    				Selinsgrove, Pennsylvania  17870

  7.  Automated Teller		108 West Pine Street				             	Brick structure
      Machine	        		Selinsgrove, Pennsylvania  17870

  8.  Automated Teller		700 North Broad Street				            Brick structure
      Machine			        Selinsgrove, Pennsylvania  17870

  9.  Watsontown		      300 Main Street			                  		Brick structure
			                    	Watsontown,  Pennsylvania  17777

10.  Northumberland		   96 Duke Street					                   Brick structure
 				                   Northumberland, Pennsylvania  17857

11.  Liverpool			       Rts. 11 & 15 South				               	Land
 				                   Liverpool, Pennsylvania  17045

12.  Emporium		         2 East Fourth Street				             	Brick structure
                    				Emporium, PA  15834

13.  Johnsonburg		      RR 2 Box 1A					                     	Brick structure
                    				Johnsonburg, PA  15845

14.  Hughesville		      2 South Main Street					              Brick structure
                    				Hughesville, PA  17737

15.  Newberry			        2131 W. Fourth Street				            	Brick structure
                    				Williamsport, PA  17701

16.  Pine Street		      330 Pine Street					                  Brick structure
                    				Williamsport, PA  17701

17.  Montoursville		    301 Broad Street					                 Brick structure
                    				Montoursville, PA  17754

18.  Squire Hays		      3155 Lycoming Creek Road			           Stone and frame
                    				Williamsport, PA  17701	              structure

19.  Operations Center 	210 Market Street				                	Brick structure
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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
 	Not applicable

                                     PART II
                                     -------
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

 	In April 1993, the common stock of SUN BANCORP, INC. began trading publicly on the NASDAQ national market system under the symbol SUBI.  Prior to this date, the stock was not traded on an established stock exchange; however, it was traded on the over-the-counter market.  As of March 4, 1999, SUN had approximately 1,976 holders of its common stock.  SUN offers its shareholders a
Dividend Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of
SUN.

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

 	Additional stock information is incorporated by reference to Shareholder Information found on page 44 of the 1998 Annual Report to Shareholders.


ITEM 6 - SELECTED FINANCIAL DATA

 	This item is incorporated by reference to information under the heading Five
Year Financial Highlights on page 25 of the 1998 Annual Report to Shareholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 	This item is incorporated by reference to Management's Discussion and Analysis on pages 26 through 43 of the 1998 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 	This item is incorporated by reference to Management's Discussion and Analysis on pages 37 through 40 of the 1998 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 	This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report set forth on pages 4 through 24 of the 1998 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 	None

                                     PART III
                                     --------
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

 	Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 6 of the
Corporation's 1999 Proxy Statement.

 	Information regarding disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is incorporated herein by reference to Compliance with Securities and Exchange Act on page 19 of the Corporation's 1999 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

 	Information relating to management remuneration and compensation is incorporated herein by reference to Executive Compensation and Other Information on page 13 of the 1999 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 	This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 10 of the 1999 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 	This information is incorporated by reference to footnote 15 on page 19 of the 1998 Annual Report to Shareholders and under the heading of Transactions with Management on page 19 of the 1999 Proxy Statement.


                                     PART IV
                                     -------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements and independent auditors' report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Part II, Item 8:

    	     Consolidated Balance Sheets - December 31, 1998 and 1997

    	     Consolidated Statements of Income - Years Ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1998, 1997, and 1996

	         Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
          1997, and 1996

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

          13    Annual Report to Shareholders of SUN BANCORP, INC. for the year
      	         ended December 31, 1998 is filed herewith.  Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered "filed" as part of the Form 10-K filing.

          21    Subsidiaries of the Registrant are filed herewith.

          22 Published Report Regarding Matters Submitted To Vote Of Shareholders is filed herewith, the 1999 Proxy Statement of SUN BANCORP, INC.

       		 22    Consent of Independent Auditors is filed herewith.


  (b) 	No reports on Form 8-K were required to be filed during the fourth quarter of 1998.

  (c) 	Exhibits - the required exhibits are included under Item 14(a) (3) of the
       Form 10-K.

  (d) 	Financial statement schedules are omitted because the required
       information is not	applicable or is included elsewhere herein.

                                    SIGNATURES
                                    ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUN BANCORP, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   							                    SUN BANCORP, INC.
                                        -----------------------------
                                                (Registrant)

Date:     3/25/99	                    		By: 	/s/ Fred W. Kelly, Jr.
      ---------------                        -----------------------------------
                                            	Fred W. Kelly, Jr.
                                             President & Chief Executive Officer


Date:     3/25/99         	             By: /s/ Jeffrey E. Hoyt
      ---------------                       ------------------------------------
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

		            Name							                                         Date
              ----                                               -------
/s/ Fred W. Kelly, Jr.                                           3/25/99
-----------------------------------------------                  -------
Fred W. Kelly, Jr.
President, Chief Executive Officer and Director

/s/ Jeffrey E. Hoyt                                              3/25/99
-----------------------------------------------                  -------
Jeffrey E. Hoyt
Executive Vice President, Secretary and
Chief Operating Officer

/s/ Max E. Bingaman                                              3/25/99
-----------------------------------------------                  -------
Max E. Bingaman, Director

/s/ David R. Dieck                                               3/25/99
-----------------------------------------------                  -------
David R. Dieck, Director

/s/ Louis A. Eaton                                               3/25/99
-----------------------------------------------                  -------
Louis A. Eaton, Director

/s/ Dr. Robert E. Funk                                           3/25/99
-----------------------------------------------                  -------
Dr. Robert E. Funk, Director

                                                                 3/25/99
-----------------------------------------------                  -------
Stephen J. Gurgovits, Director

/s/ Thomas B. Hebble                                             3/25/99
-----------------------------------------------                  -------
Thomas B. Hebble, Director

/s/ Robert A. Hormell                                            3/25/99
-----------------------------------------------                  -------
Robert A. Hormell, Director

                                                                 3/25/99
-----------------------------------------------                  -------
Paul R. John, Director

/s/ George F. Keller                                             3/25/99
-----------------------------------------------                  -------
George F. Keller, Director

/s/ Lehman B. Mengel                                             3/25/99
-----------------------------------------------                  -------
Lehman B. Mengel, Director

/s/ Howard H. Schnure                                            3/25/99
-----------------------------------------------                  -------
Howard H. Schnure, Director

/s/ Marlin T. Sierer                                             3/25/99
-----------------------------------------------                  -------
Marlin T. Sierer, Director

/s/ Jerry A. Soper                                               3/25/99
-----------------------------------------------                  -------
Jerry A. Soper, Director

/s/ Dennis J. Van                                                3/25/99
-----------------------------------------------                  -------
Dennis J. Van, Director