Form 10-Q
period 1999-03-31
SUN BANCORP INC
filed 1999-05-14
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended               March 31, 1999
                               -------------------------------------------------
                                                  	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ___________________ to __________________________

Commission File Number:                 0-14745
                        --------------------------------------------------------
                                 SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
         Pennsylvania	   	                                       23-2233584
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  PO Box 57, Selinsgrove, Pennsylvania                              17870
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                    (570) 374-1131
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.         	                 [ ]   Yes         [ ]   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, No Par Value		                          6,486,795
----------------------------------         -------------------------------------
              Class                         Outstanding Shares At March 31, 1999

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1999

CONTENTS                                                                  Page

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements:

    	    Consolidated Balance Sheet as of March 31, 1999 (Unaudited)
		         and December 31, 1998                                         		3
        	Consolidated Statement of Income for the Three Months Ended
		         March 31, 1999 and March 31, 1998 (Unaudited) 		                5
        	Consolidated Statement of Cash Flows for the Three Months Ended
	  	       March 31, 1999 and March 31, 1998 (Unaudited)		                 7

         Notes to the Consolidated Financial Statements (Unaudited)   	   	9

Item 2 - Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                       11


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submissions of Matters to a Vote of Security Holders	            15

Item 5 - Other Information                                              	 15

Item 6 - Exhibits and Reports on Form 8-K	                                15


SIGNATURES	                                                               16

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                            CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)   						  March 31, 1999	    December 31, 1998
                                         	   (Unaudited)       	    (Note)
                                            --------------     -----------------
ASSETS

Cash and due from banks	                       $  8,521         	 $ 13,350
Interest-bearing deposits in banks                  857	     	         880
                                               --------           --------
  Total cash and cash equivalents	                9,378	            14,230

Securities available for sale  	                261,720	           254,780
Loans, net	                                     335,594            329,123
Bank premises and equipment, net	                 9,091             	9,139
Intangible asset, goodwill-net	                  10,003	           	10,191
Accrued interest and other assets	                8,899	             6,114
                                               --------           --------
  Total assets                                	$634,685	          $623,577
                                               ========           ========

















Note:	The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                    (Continued)
(In Thousands, Except Share Data)         	 March 31, 1999    	December 31, 1998
                                             (Unaudited)           (Note)
                                            --------------     -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing	                         $ 34,403	          $ 36,429
  Interest-bearing	                             328,451    	       327,457
    Total deposits	                             362,854        	   363,886
                                               ---------          ---------
Short-term borrowings	                           18,040	            25,750
Other borrowed funds	                           184,000	           161,500
Accrued interest and other liabilities	           4,769	             4,640
                                               ---------          ---------
   	Total liabilities	                          569,663           	555,776
                                               ---------          ---------
Shareholders' Equity:
 	Common Stock, No par value per share;
    Authorized 20,000,000 shares;
	  	Issued 6,629,790 shares in 1999 and
	   6,627,139 shares in 1998                    	72,949	           72,913
  Retained earnings (deficit)	                   (4,139)           (4,949)
	 Accumulated other comprehensive income (loss)    (429)           	2,016
	 Less: Treasury stock, at cost
        142,995 shares in 1999 and
		      97,263 shares in 1998	                   (3,359)           (2,179)
                                               ---------         ---------
	  	Total shareholders' equity	                  65,022      	     67,801
                                               ---------         ---------
	   Total liabilities and
 	      shareholders' equity	                  $634,685	         $623,577
                                               =========         ========



Note:	The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                                    -----------
(In Thousands, Except Per Share Data)           			 For the Three Months
                            	                          Ended March 31
                                                    --------------------
                            	                         1999         1998
                                                    -------       ------
Interest income:
  Interest and fees on loans                    	 	 $ 7,246       $7,169
  Income from available for sale securities:
    Taxable	                                          3,090        1,906
    Tax exempt		                               			      609	         657
	   Dividends  					                                    210          133
  Interest on deposits in banks  			                     63	          94
                                                    -------       ------
     	Total interest income			                     	 11,218     	  9,959
                                                    -------       ------
Interest expense:
  Interest on deposits		                         		   3,504	       3,283
  Interest on short-term borrowings			                  146	         171
  Interest on other borrowed funds			                 2,411	       1,507
                                                     ------       ------
      Total interest expense			                       6,061	       4,961
                                                     ------       ------
Net interest income	                           				   5,157	       4,998

Provision for possible loan losses			                   450	         300
                                                     ------       ------
     	Net interest income, after provision
	     for possible loan losses	                   		  4,707      	 4,698
                                                    -------       ------








The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                                     -----------
                                     (Continued)

(In Thousands, Except Per Share Data)               	  For the Three Months
						                                                    Ended March 31
                                                       --------------------
                                              							   1999	     	   1998
                                                       ------        ------
Other operating income:
  Service charges on deposit accoun                	   $  271        $  280
  Trust income                                            159           120
  Net security gains                                     	592	          310
  Income from insurance subsidiary                         53	           40
  Other income		                                          221           129
   		                                                  ------        ------
     	Total other operating income			                   1,296           879
                                                       ------        ------
Other operating expense:
  Salaries and employee benefits		                      1,539         1,460
  Net occupancy expenses	                          	      177	          181
  Furniture and equipment expenses			                     256	          219
  Amortization of goodwill				                            189	          189
  Expenses of insurance subsidiary			                       1	           76
  Other expenses					                                     718           720
                                                       ------        ------
     	Total other operating expense			                  2,880         2,845
                                                       ------        ------
     	Income before income tax provision  	         	   3,123	        2,732

     	Income tax provision 			                            880           689
                                                       ------        ------
     	Net income				                                 	 $2,243        $2,043
                                                       ======        ======
PER SHARE DATA
--------------
     	Net income per share - Basic			                   $0.34	        $0.31
    	                                                  ======        ======
      Weighted average number of shares
	       outstanding - Basic		                       6,518,578     6,516,463
                                                    =========     =========
    	 Net income per share - Diluted			                 $0.34         $0.31
                                                       ======        ======
	     Weighted average number of shares
	       outstanding - Diluted			                    6,569,528     6,598,431
                                                    =========     =========
    	 Dividends paid				                               $0.220	       $0.190
                                                       ======        ======

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
(In Thousands)      	  	     			                            For the Three Months
									                                                      Ended March 31
                                                            --------------------
      								                                                 1999  	   1998
                                                             --------  --------
Cash flows from operating activities:
  Net income						                               	           $ 2,243		 $ 2,043
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     	Provision for possible loan losses				                     450	      300
	     Provision for depreciation					                            187		     255
      Amortization of goodwill	                                  189	      188
      Amortization and accretion of securities, net               53	       57
	     Net security gains                                       	(592)	    (310)
	     Decrease in accrued interest and
	       other assets	                                            789	    1,643
	     Increase (decrease) in accrued interest and
        other liabilities                                        129	     (570)
                                                             --------  --------
          Net cash provided by operating activities            3,448     3,606
                                                             --------  --------
Cash flows from investing activities:
  Proceeds from sales of available for sale securities        19,124	      758
  Proceeds from maturities of available for sale securities	  12,485	    8,504
  Purchases of available for sale securities	                (41,717)  (32,818)
  Net increase in loans                                       (9,234)     (157)
  Capital expenditures	                                         (139)	    (159)
                                                             --------  --------
    Net cash used in investing activities	                   (19,481) 	(23,872)
                                                             --------  --------
Cash flows from financing activities:
  Net (decrease) increase in deposits	                        (1,032)   13,732
  Net decrease in short-term borrowings                       (7,710)	  (4,099)
  Proceeds from other borrowed funds	                         25,000	   45,000
  Repayments of other borrowed funds	                         (2,500)  (15,000)
  Cash dividends paid                                         (1,433)	  (1,242)
  Proceeds from sale of stock for employee benefits program  	    36       228
  Purchase of treasury stock  	                               (1,180)      -
                                                             --------  --------
    Net cash provided by financing activities                 11,181    38,619
                                                             --------  --------
Net (decrease) increase in cash and cash equivalents          (4,852)   18,353
Cash and cash equivalents at beginning of period              14,230     8,959
                                                             --------  --------
Cash and cash equivalents at end of period			                $ 9,378	 	$27,312
                                                             ========  ========
The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  -----------
                                  (Continued)

(In Thousands)            	                                       		For the Three Months
                                                            		    	    Ended March 31
                                                                    --------------------
                                                               			     1999	 	   1998
                                                                       ----      ----
Supplemental disclosure of cash flow information:
 	Cash paid during the period for:

     	Interest                                                     		 $5,883	   $4,830
	     Income taxes 	 		                                                  235       -


  Loans with an estimated value of $119,000 and $27,000 were reclassified to other real estate owned, during the three-month periods ended March 31, 1999 and 1998, respectively.




















The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    -----------

Note 1 - Basis of Presentation
         ---------------------
  The consolidated financial statements include the accounts of SUN BANCORP, INC. (SUN), the parent company, and its wholly-owned subsidiaries Sun Bank
(Bank) and Pennsylvania Sun Life Insurance Company. The Bank does business as Snyder County Trust Company, Central Pennsylvania Bank, Bucktail Bank and Trust Company, and Watsontown Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 8 and 9 of the 1998 Annual Report to Shareholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Consolidated Statement of Comprehensive Income
         ----------------------------------------------
  The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity that result from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that SUN's net income increased for the three months ended March 31, 1999, compared to the same corresponding period in 1998, but comprehensive income over the same period has declined.

(In Thousands) 					     	                     For the Three Months
              					                               Ended March 31
						                                         --------------------
                                                  1999   	  1998
                                                 -------   -------
Net Income			                                 		 $2,243   	$2,043
                                                 -------   -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
  available for sale securities:
  Gains (losses) arising during the period	      (3,113)	    (916)
  Reclassification adjustment	- realized
    gains included in net income 		                (592)	    (310)
                                                 -------   -------
Other comprehensive income (loss)
  before income tax provision			                 (3,705)   (1,226)

Income tax expense/benefit related to
  other comprehensive income (loss)		             1,260	      417
                                                 -------   -------
Other comprehensive income (loss)	             	 (2,445)	    (809)
                                                 -------   -------
Comprehensive income (loss)                    	 $ (202)  	$1,234
                                                 =======   =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for SUN BANCORP, INC., a bank holding company, and its wholly-owned subsidiary, Sun Bank. SUN also owns a captive insurance company, the Pennsylvania SUN Life Insurance Company, that provides credit life and disability insurance to Sun Bank's credit customers. SUN's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1998 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

 	SUN's net income for the three months ended March 31, 1999 amounted to $2,243,000, an increase of 9.79% over the same period of 1998. Basic and diluted earnings per share were $.34 and $.31, respectively, for the three months ended March 31, 1999 and 1998. SUN achieved a 1.43% Return on Average Assets and a 13.18% Return on Average Equity for the three months ended
March 31, 1999, compared to ratios of 1.55% and 12.34% for the previous comparable period. Without the effect of goodwill, SUN's ROA would be 1.57% and ROE would be 16.77% for the three months ended March 31, 1999 compared to ratios of 1.73% and 16.09% for the previous comparable period.

Results of Operations - Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------------
 	Net interest income increased to $5,157,000 from $4,998,000 for the three months ended March 31, 1999 and 1998 respectively. Total interest and dividend income increased $1,259,000 to $11,218,000 for the three months ended March 31, 1999. A majority of this increase, $1,184,000, is the result of our increased investment in mortgage-backed securities. Total interest expense increased $1,100,000 for the three months ended March 31, 1999 as compared to 1998. Of the increase, $879,000 is the result of increased borrowings which were reinvested in higher yielding mortgage-backed securities as noted above. In addition, the provision for possible loan losses increased 50.0% to $450,000 for the three months ended March 31, 1999. The change is due to increased net loan charge offs and growth in our net loan portfolio of $27,348,000 from March 31, 1998 to March 31, 1999.

  Total other operating income increased $417,000 or 47.4%, for the three months ended March 31, 1999 compared to the same period of 1998. Net security gains, primarily from the sales of equity securities and prefunded tax free municipal bonds, were $592,000 for the three months ended March 31, 1999 compared to gains of $310,000 for the same period in 1998. Trust income increased 32.5% to $159,000 from $120,000 for the three months ended March 31, 1998. Other income increased 71.3% to $221,000 from $129,000 for the three months ended March 31, 1998. The increase is primarily the result of non-yield related loan fees increasing to $86,000 from $32,000 for the three months ended March 31, 1998. A majority of the remaining change is the result of a change in the recognition of the expenses related to SUN's limited partnership investment in two affordable elderly housing projects.

SUN BANCORP, INC.
FORM 10-Q
PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Other operating expenses increased to $2,880,000 for the three months ended March 31, 1999, compared to $2,845,000 in the same period of 1998. Expenses of the insurance subsidiary decreased to $1,000 from $76,000 for the three months ended March 31, 1998. This reduction was due to a decrease in the required claim reserves which offset claims incurred during the same period. Net occupancy and furniture and equipment expenses increased 8.3% to $433,000 primarily due to expenses incurred in the setup and furnishing of a temporary office at our new Maynard Street, Williamsport location during construction.

Balance Sheet - March 31, 1999 and December 31, 1998
----------------------------------------------------
 	Total assets were $634,685,000 at March 31, 1999, an increase of 1.8% from $623,577,000 at December 31, 1998. Cash and cash equivalents decreased
$4,852,000 or 34.1% from $14,230,000 at December 31, 1998.  The decrease occurred as SUN's management reinvested the cash in mortgaged-backed securities and used the cash to aid the funding of the increased net loan volume of $6,471,000 or a 2.0% increase from December 31, 1998. Securities available for sale increased by $6,940,000 or 2.7%. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $10,003,000 at March 31, 1999. Also, total liabilities increased $13,887,000, or 2.5% to $569,663,000 at March 31, 1999. Deposits decreased by $1,032,000 to $362,854,000 at March 31, 1999.
Total borrowed funds increased $14,790,000, or 7.9% to $202,040,000 at March 31, 1999 with the Federal Home Loan Bank of Pittsburgh (FHLB) term borrowings increasing $22,500,000 while decreases occurred in other short term borrowings. These additional borrowings were made to take advantage of special rates offered by the FHLB. Management reinvested the additional borrowed funds in additional mortgage-backed securities, which aided in increasing the net interest income. SUN's total shareholders' equity decreased $2,779,000 or 4.1% from December 31, 1998 to March 31, 1999. The decrease in shareholders' equity is the result of two factors. First, SUN has purchased 45,732 shares of treasury stock with a cost of $1,180,000 over the first quarter of 1999. Secondly, SUN currently has an accumulated other comprehensive loss of $429,000 as compared to accumulated other comprehensive income of $2,016,000 at December 31, 1998. Accumulated other comprehensive income is a volatile component of shareholders' equity as it is derived from changes in the stock and bond markets.

Allowance for Possible Loan Losses
----------------------------------
  Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans previously charged off are credited to the allowance as they are received. A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan. As of March 31, 1999, the allowance for possible loan losses was $3,493,000. This allowance amount represents 1.03% of total loans. Management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions. Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Adequacy
----------------
  Management believes capital is being maintained at adequate levels. SUN paid a cash dividend of $.220 per share to its shareholders on March 12, 1998. SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                            For Capital
	                                      Actual	          Adequacy Purposes
                                --------------------    -----------------
	                                Amount        Ratio          Ratio
                                -------        -----          -----
As of March 31, 1999:
---------------------
Total Capital	                  $59,093	       17.8%	          8.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,448       	16.7%          	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,448        	9.0%          	4.0%
	(to Average Assets)

As of December 31, 1998:
------------------------
Total Capital	                  $59,336       	17.0%          	8.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,594	       15.9%          	4.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,594	        9.7%	          4.0%
	(to Average Assets)

Regulatory and Industry Merger Activity
---------------------------------------
  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of SUN will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results of operations.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Further, the business of SUN is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by Sun Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

Year 2000 Readiness
-------------------
  SUN's Year 2000 Project Team consists of members from every business unit in the company. Continuous progress is being made to assure the company's readiness for Year 2000 compliance. Because of the unprecedented nature of the Year 2000 issue, its effects and the success of SUN's remediation efforts will not be fully determinable until the Year 2000 and thereafter. The Year 2000 project has top management's fullest support and is considered one of the corporation's highest priorities.

  Although SUN performs its core application processing in-house, it relies heavily on external vendors for all Mission Critical Systems. None of these systems are developed or designed in-house. To date, all known systems and vendors have been evaluated or contacted and are continually being monitored. The vendors of the Mission Critical Systems have indicated they are in compliance. In addition to the system certification by the Mission Critical vendors, SUN has also performed its own in-house testing of these systems and identified system interfaces.

  The Project Team has been developing and fine tuning contingency plans that can be readily instituted in the case of any Mission Critical Systems being unavailable. Individual sub-task teams have been formed to create and test these plans. This process will continue throughout 1999 to insure the soundness of the plans. In addition, SUN's employees have undergone and will continue to partake in training sessions related to various Y2K issues.

  It is anticipated that the Year 2000 project will be completed ahead of the dates in the guidelines established by the Federal Financial Institutions Examination Council (FFIEC). Senior management has reported Year 2000 progress to SUN's Board of Directors on a quarterly basis. To date, there have been no significant problems identified and the renovation phase for Year 2000 has not had a material financial effect on the bank. The total cost through December 31, 1998, excluding our personnel costs, is under $25,000. Additional external costs in 1999 are expected to be minimal.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3 -- Omitted pursuant to instructions to Part II

Item 4 -- Submission of Matters to a Vote of Security Holders

  a.  SUN BANCORP, INC. held its 1999 Annual Meeting on Thursday, April 22, 1999

  b. This information is incorporated by reference to Exhibit 1, item number one. Those directors whose term of office continued after the meeting are:

      Thomas B. Hebble              			Max E. Bingaman
      Jeffrey E. Hoyt	                 Stephen J. Gurgovits
      Paul R. John	                    Robert A. Hormell
      Fred W. Kelly, Jr.	              Lehman B. Mengel
      Jerry A. Soper	                  Howard H. Schnure
 	                                     Marlin T. Sierer

  c.  This information is incorporated by reference to Exhibit 1.

  d.  None

Item 5 -- Other information

 	The registrant's Board of Directors continued the authorization for the repurchase of up to 5% of SUN BANCORP, INC.'s outstanding shares. The stock buy-back program is effective until April 2000. The purchased shares will be used for general corporate purposes.

  The Board of Directors also approved a 5% stock dividend and an increased quarterly dividend payment from $.220 per share to $.225 per share for stockholders of record May 28, 1999 payable June 11, 1999.

Item 6 -- Exhibits and Reports on Form 8-K

 	a.  No reports on Form 8-K were filed for the quarter ending March 31, 1999.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                     SIGNATURES
                                     ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                                           SUN BANCORP, INC.

Date        5/14/99         	             /s/  Fred W. Kelly, Jr.
     ---------------------             -----------------------------
		                                           Fred W. Kelly, Jr.
                                       	 	Chief Executive Officer
	                                      (Principal Executive Officer)


                           	               /s/  Jeffrey E. Hoyt
                                       -----------------------------
	                                            Jeffrey E. Hoyt
                              	          Executive Vice President,
                                  	Chief Operating Officer and Secretary
                                 	   (Principal Financial Officer and
	                                      Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131