Form 10-Q
period 1999-06-30
SUN BANCORP INC
filed 1999-08-12
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934
For the quarterly period ended                 June 30, 1999
                               -------------------------------------------------
                                                   	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934
For the transition period from _________________________ to ____________________

Commission File Number:            0-14745
                        --------------------------------------------------------
                            SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
           Pennsylvania	   	                                 23-2233584
-----------------------------------                    -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  PO Box 57, Selinsgrove, Pennsylvania                         17870
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.         	                [ ]   Yes        [ ]   No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                           6,806,309
--------------------------------------      ------------------------------------
                Class                       Outstanding Shares At June 30, 1999

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1999

CONTENTS                                                               Page
                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1 - Financial Statements:

        	Consolidated Balance Sheet as of June 30, 1999 (Unaudited)
		         and December 31, 1998   		                                    3
	        Consolidated Statement of Income for the Three and Six
           Months Ended June 30, 1999 and June 30, 1998 (Unaudited) 	   	5
	        Consolidated Statement of Cash Flows for the Six Months
           Ended June 30, 1999 and June 30, 1998 (Unaudited)	           	7

        	Notes to the Consolidated Financial Statements (Unaudited)   		 9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations                                     	12


PART II - OTHER INFORMATION
---------------------------
Item 5 - Other Information                                             	19

Item 6 - Exhibits and Reports on Form 8-K	                              19


SIGNATURES	                                                             20

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET

(In Thousands)
						                                        June 30, 1999	 December 31, 1998
                                           	   (Unaudited)	       (Note)
                                              -------------  -----------------
ASSETS

Cash and due from banks                        	 $  9,096	       $ 13,350
Interest-bearing deposits in banks                    857		           880
                                                 --------        --------
    Total cash and cash equivalents	                9,953          14,230

Securities available for sale                     274,065	        254,780
Loans, net	                                       343,080         329,123
Bank premises and equipment, net	                   9,270	          9,139
Intangible asset, goodwill-net	                     9,814	  	      10,191
Accrued interest and other assets	                 11,682	          6,114
                                                 --------        --------
    Total assets                                	$657,864	       $623,577
                                                 ========        ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Continued)
(In Thousands)
                                           	    June 30, 1999  December 31, 1998
                                             	   (Unaudited)	        (Note)
                                                -------------  -----------------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                            	 $ 38,056	        $ 36,429
  Interest-bearing	                                 333,813          327,457
                                                   ---------        ---------
    Total deposits	                                 371,869    	     363,886

Short-term borrowings                             	  35,486	          25,750
Other borrowed funds	                               184,000	         161,500
Accrued interest and other liabilities	               5,137	           4,640
                                                   ---------        ---------
   	Total liabilities	                              596,492          555,776
                                                   ---------        ---------
Shareholders' Equity:
 	Common Stock, No par value per share;
    Authorized 20,000,000 shares;
		  Issued 6,974,153 shares in 1999 and
	   6,627,139 shares in 1998	                        82,295           72,913
  Retained earnings (deficit)	                      (11,629)          (4,949)
 	Accumulated other comprehensive income (loss)      (4,521)	          2,016
	 Less:  Treasury stock, at cost
         167,844 shares in 1999 and
		       97,263 shares in 1998	                      (3,773) 	        (2,179)
                                                   ---------        ---------
	  	Total shareholders' equity	                      61,372 	         67,801
                                                   ---------        ---------
   	Total liabilities and
	     shareholders' equity                        	$657,864	        $623,577
                                                   =========        =========

Note:  The balance sheet at December 31, 1998 has been derived from the audited
       financial	statements at that date but does not include all the
       information and footnotes required	by generally accepted accounting
       principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   -----------
(In Thousands)

                                          			For the Three Months   For the Six Months
 	                                              Ended June 30    		    Ended June 30
	       	                                    --------------------   ------------------
                        	                      1999      1998         1999	     1998
                                              -------   -------      -------   -------
Interest Income:
  Interest and fees on loans		                $ 7,259   $ 7,105  	  	$14,505  	$14,274
  Income from available-for-sale securities:
    Taxable	                                    3,476     2,447		      6,566	    4,353
    Tax Exempt					                               491	      707	  	    1,100	    1,364
	   Dividends  					                              234       154	 	       444	      287
  Interest on deposits in banks         			        14       200           77	      294
	                                             -------   -------      -------   -------
    Total interest income				                  11,474   	10,613		     22,692	   20,572
			                                           -------   -------      -------   -------
Interest Expense:
  Interest on deposits				                      3,554	    3,454		      7,058	    6,737
  Interest on short-term borrowings			            191	      170		        337	      341
  Interest on other borrowed funds			           2,520	    1,992		      4,931	    3,499
                                              -------   -------      -------   -------
   	Total interest expense			                   6,265	    5,616	   	  12,326	   10,577
	                                             -------   -------      -------   -------
Net interest income				                     	   5,209	    4,997	   	  10,366	    9,995

Provision for possible loan losses			             450	      300		        900	      600
	                                             -------   -------      -------   -------
    Net interest income, after provision
      for possible loan losses		             	$ 4,759	  $ 4,697	   	 $ 9,466	  $ 9,395
		                                            -------   -------      -------   -------








The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   -----------
                                   (Continued)

(In Thousands)	                       			   	For the Three Months	  For the Six Months
						                                          Ended June 30  		      Ended June 30
                                             --------------------   ------------------
                                     							    1999	     1998	        1999	     1998
                                               ------    ------       ------    ------
Other Operating Income:
  Service charges on deposit account         	 $  306    $  284     	 $  577  	 $  564
  Trust income                                    165       165	         324	      285
  Net security gains                              427       419        1,019       729
  Income from insurance subsidiary                 61	       42	         114        82
  Other income		                                  220        83          441       212
		                                             ------    ------       ------    ------
Total other operating income 				               1,179       993	       2,475 	   1,872
                                               ------    ------       ------    ------
Other Operating Expense:
  Salaries and employee benefits		              1,516     1,361	       3,055     2,821
  Net occupancy expenses	                  	      164	      195	         341       376
  Furniture and equipment expenses			             268	      226	         524       445
  Amortization of goodwill				                    188	      188	         377	      377
  Expenses of insurance subsidiary			               4	       30	           5       106
  Other expenses				                       	      763       801	       1,481	    1,521
                                               ------    ------       ------    ------
Total other operating expense				               2,903     2,801        5,783     5,646
                                               ------    ------       ------    ------
Income before income tax provision  	      		   3,035	    2,889	       6,158     5,621

Income tax provision 				                         814       750	       1,694     1,439
                                               ------    ------       ------    ------
Net income					                              	 $2,221    $2,139	      $4,464    $4,182
                   	                           ======    ======       ======    ======

PER SHARE DATA

 	Net income per share - Basic			               $0.33	    $0.31        $0.65     $0.61
 	                                             ======    ======       ======    ======
  Weighted average number of shares
	   outstanding - Basic		                   6,809,665 6,862,149    6,827,086 6,852,218
                                            ========= =========    ========= =========

  Net income per share - Diluted			             $0.33     $0.30        $0.65     $0.60
                                               ======    ======       ======    ======
	 Weighted average number of shares
	   outstanding - Diluted			                6,830,506 6,950,817    6,864,255 6,940,886
                                            ========= =========    ========= =========
  Dividends paid				                           $0.225	   $0.195	      $0.435    $0.376
                                               ======    ======       ======    ======

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    -----------
                                   (In Thousands)
                                 					  	    			             For the Six Months
                                      									                Ended June 30
                                                            -------------------
                                                  									   1999		    1998
                                                            --------  --------

Cash flows from operating activities:
 Net income							                                          $ 4,464		 $ 4,182
   Adjustments to reconcile net income to net cash
    provided by operating activities:
	     Provision for possible loan losses				                    900	      600
	     Provision for depreciation					                           374	      384
      Amortization of goodwill	                                 377	      377
      Amortization and accretion of securities, net             129    	  167
	     Net security gains             	                       (1,019)     (729)
	     Decrease in accrued interest and
	       other assets	                                           321	      670
	     Increase (decrease) in accrued interest and
        other liabilities                                       497	     (722)
                                                            --------  --------
          Net cash provided by operating activities           6,043     4,929
                                                            --------  --------
Cash flows from investing activities:
  Proceeds from sales of available for sale securities       26,475		  13,681
  Proceeds from maturities of available for sale securities	 18,296	   20,478
  Purchases of available for sale securities	               (73,071)  (95,638)
  Net increase in loans                                     (17,378)     (456)
  Capital expenditures	                                        (505)	    (252)
                                                            --------  --------
          Net cash used in investing activities	            (46,183) 	(62,187)
                                                            --------  --------
Cash flows from financing activities:
  Net increase in deposits	                                   7,983	   23,980
  Net decrease in short-term borrowings                       9,736       459
  Proceeds from other borrowed funds	                        25,000	   65,000
  Repayments of other borrowed funds	                        (2,500)  (17,500)
  Cash dividends paid                                        (2,973)	  (2,592)
  Proceeds from sale of stock for employee benefits program  	  211       471
  Purchase of treasury stock  	                              (1,594)     (180)
                                                            --------  --------
           Net cash provided by financing activities         35,863    69,638
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents         (4,277)   12,380
Cash and cash equivalents at beginning of period             14,230     8,959
                                                            --------  --------
Cash and cash equivalents at end of period			               $ 9,953	  $21,339
                                                            ========  ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                   SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                      -----------
                                      (Continued)

(In Thousands)

                                                           	   		For the Six Months
                                                        		    	    Ended June 30
                                                                 ------------------
                                                             			   1999	 	  1998
                                                                  -------  -------
Supplemental disclosure of cash flow information (in thousands):
 	Cash paid during the period for:

     	Interest 		                                                 $12,049  $10,109
	     Income taxes 			                                              1,800    1,085


 	Loans with an estimated value of $327,000 and $290,000 were reclassified
	   to other real estate owned, during the six-month periods ended
    June 30, 1999 and 1998, respectively.

























The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements


                                  SUN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     -----------

Note 1 -- Basis of Presentation
          ---------------------
  The consolidated financial statements include the accounts of SUN BANCORP,
INC. (SUN), the parent company, and its wholly-owned subsidiaries Sun Bank and
Pennsylvania Sun Life Insurance Company.  The Bank does business as Snyder
County Trust Company, Central Pennsylvania Bank, Bucktail Bank and Trust
Company, and Watsontown Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

 The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 8 and 9 of the 1998 Annual Report to Shareholders.




















SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Consolidated Statement of Comprehensive Income
         ----------------------------------------------
  The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity that result from economic events other than transactions with shareholders in their capacity as shareholders.  For SUN, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e.
available for sale securities).  Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held.
This is evidenced by the fact that SUN's net income increased for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998, but comprehensive income over the same periods has declined.


                                          For the Three Months		For the Six Months
                                 						      Ended June 30		       Ended June 30
                                          --------------------  ------------------
                                     						  1999  		  1998	  	    1999		    1998
                                            --------  -------     --------  -------
Net Income					                             $ 2,221	  $2,139	  	  $ 4,464	  $4,182
                                            --------  -------     --------  -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    available for sale securities:
  Gains (losses) arising during the period 	 (5,773)	    216	    	 (8,885)    (699)
  Reclassification adjustment	- realized
    gains included in net income 		            (427)    (419)	     (1,019)	   (729)
                                            --------  -------     --------  -------
Other comprehensive income (loss)
  before income tax provision			             (6,200)    (203)	     (9,904)	 (1,428)

Income tax expense/benefit related to
  other comprehensive income (loss)		         2,108       69		      3,367		    485
                                            --------  -------     --------  -------
Other comprehensive income (loss)		          (4,092)	   (134)	     (6,537)	   (943)
                                            --------  -------     --------  -------
Comprehensive income (loss)                 $(1,871) 	$2,005	     $(2,073) 	$3,239
                                            ========  =======     ========  =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - Securities Available for Sale
         -----------------------------

  The amortized cost and fair value of investment securities at June 30, 1999 December 31, 1998 were as follows:

                                                                        June 30, 1999
                                                        -------------------------------------------
                                                                      Gross       Gross
                                                        Amortized  Unrealized  Unrealized     Fair
                                                          Cost        Gains      Losses      Value
                                                        ---------  ----------  ----------  --------
Debt securities:
  Obligations of U.S. government agencies               $232,023     $   46     $(7,404)   $224,665
  Obligations of states and political subdivisions        29,228        641        (325)     29,544
  Other corporate                                            500        -           -           500
                                                        --------     ------     --------   --------
    Total debt securities                                261,751        687      (7,729)    254,709
                                                        --------     ------     --------   --------
Equity securities
  Marketable equity securities                             8,755        834        (643)      8,946
  Restricted equity securities                            10,410        -           -        10,410
                                                        --------     ------     --------   --------
    Total equity securities                               19,165        834        (643)     19,356
                                                        --------     ------     --------   --------
      Total                                             $280,916     $1,521     $(8,372)   $274,065
                                                        ========     ======     ========   ========

                                                                     Decemeber 31, 1998
                                                        -------------------------------------------
                                                                      Gross       Gross
                                                        Amortized  Unrealized  Unrealized     Fair
                                                          Cost        Gains      Losses      Value
                                                        ---------  ----------  ----------  --------
Debt securities
  Obligations of U.S. government agencies               $188,948     $  701       $(485)   $189,203
  Obligations of states and political subdivisions        44,343      1,901         (22)     46,222
  Other corporate                                            500        -           -           500
                                                        --------     ------       ------   --------
    Total debt securities                                233,791      2,641        (507)    235,925
                                                        --------     ------       ------   --------
Equity securities
  Marketable equity securities                             8,871      1,078        (156)      9,793
  Restricted equity securities                             9,062        -           -         9,062
                                                        --------     ------       ------   --------
    Total equity securities                               17,933      1,078        (156)     18,855
                                                        --------     ------       ------   --------
      Total                                             $251,724     $3,719       $(663)   $254,780
                                                        ========     ======       ======   ========

                                         11
SUN BANCORP, INC.
FORM 10-Q
PART I

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

  SUN's net income for the six months ended June 30, 1999 amounted to $4,464,000, an increase of 6.74% over the same period of 1998. Basic and diluted earnings per share were $.65 for the six months ended June 30, 1999 compared to $.61 basic and $.60 diluted for the same period in 1998. SUN achieved a 1.40% return on average assets and a 13.68% return on average equity for the six months ended June 30, 1999, compared to ratios of 1.52% and 12.60% for the previous comparable period. Since the acquisition of Bucktail Bank and Trust Company on June 30, 1997, we are required by generally accepted accounting principles to reflect the effect of goodwill on the balance sheet and income statement. This expense has an effect on earnings. Without the effect of goodwill, our return on average assets would be 1.54% and return on average equity would be 17.46% for the six months ended June 30, 1999. For the three months ended June 30, 1999, SUN's earnings amounted to $2,221,000, an increase of 3.83% over the same period of 1998. Basic and diluted earnings per share were $.33 for the three months ended June 30, 1999 compared to $.31 basic and $.30 diluted for the same period in 1998. Earnings per share data has been adjusted to reflect a 5% stock dividend on June 11, 1999.

Results of Operations - Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------------
 	Net interest income increased to $5,209,000 from $4,997,000 for the three months ended June 30, 1999 and 1998 respectively. Total interest and dividend income increased $861,000 to $11,474,000 for the three months ended June 30, 1999. A majority of this increase, $1,029,000, is the result of our increased investment in mortgage-backed securities, while tax exempt security income decreased $216,000. Total interest expense increased $649,000 for the three months ended June 30, 1999 as compared to 1998. Of the increase, $549,000 is the result of increased borrowings which were reinvested in higher yielding mortgage backed securities as noted above. In addition, the provision for possible loan losses increased 50.0% to $450,000 for the three months ended
June 30, 1999. The change is due to increased net loan charge offs and growth in our net loan portfolio of $35,314,000 from June 30, 1998 to 1999.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Total other operating income increased $186,000 or 18.7%, for the three months ended June 30, 1999 compared to the same period of 1998. Service charge on deposit accounts increased 7.7% to $306,000 for the three months ended June 30, 1999. Other income increased 165.1% to $220,000 from $83,000 for the three months ended June 30, 1999. The increase is the result of non-yield related loan fees increasing $39,000 from $52,000 for the three months ended June 30, 1998. The majority of the remaining change is the result of a change in the recognition of the writedown of SUN's role as a limited partner in two affordable elderly housing projects.

  Other operating expenses increased to $2,903,000 for the three months ended June 30, 1999, compared to $2,801,000 in the same period of 1998. Expenses of the insurance subsidiary decreased to $4,000 from $30,000 for the three months ended June 30, 1998. This reduction was due to a decrease in the required claim reserves which offset claims incurred during the same period. Net occupancy and furniture and equipment expenses increased 2.6% to $432,000. Salaries and employee benefits increased 11.4% to $1,516,000 as we continue to attract new employees to expand our market area coverage. In addition, due to a decrease in our indirect consumer lending, the amount of wages capitalized to comply with Statement of Financial Accounting Standards No. 91 decreased $70,000.

Results of Operations - Six Months Ended June 30, 1999 and 1998
---------------------------------------------------------------
  The increase in SUN's net earnings for the six months ended June 30, 1999 compared to the same period in 1998 was attributable primarily to increases in net interest income and other operating income. Net interest income for the six months ended June 30, 1999 increased $371,000, or 3.7%, over the same period in 1998, principally due to our increased investment in mortgage-backed securities. Other operating income increased $603,000, or 32.2%, over the same period of 1998, as net security gains, primarily from the sale of equity securities, increased $290,000. Other income increased to $441,000 from $212,000 for the six months ended June 30, 1998. This increase is the result of non-yield related loan fees increasing $93,000 from $84,000 for the six months ended
June 30, 1998. The majority of the remaining change is the result of a change in the recognition of the write down of SUN's role as a limited partner in two affordable elderly housing projects. Other operating expenses increased $137,000, or 2.4%, for the six months ended June 30, 1999 over the same period in 1998 primarily to the reasons described above in the three month ended
June 30, 1999 analysis.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - June 30, 1999 and December 31, 1998
---------------------------------------------------
 	Total assets were $657,864,000 at June 30, 1999, an increase of 5.5% from $623,577,000 at December 31, 1998. Cash and cash equivalents decreased $4,277,000 or 30.1% from $14,230,000 at December 31, 1998. The decrease occurred as SUN's management reinvested the cash in mortgaged-backed securities and used the cash to aid the funding of the increased net loan volume of $13,957,000 or a 4.2% increase from December 31, 1998. Securities available for sale increased by $19,285,000 or 7.6%. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $9,814,000 at June 30, 1999. Also, total liabilities increased $40,716,000, or 7.3% to $596,492,000 at June 30, 1999. Deposits increased by $7,983,000 to $371,869,000 at June 30, 1999. The
increase is due primarily to growth in NOW and certificate of deposit accounts. Total borrowed funds increased $32,236,000, or 17.2% to $219,486,000 at June 30, 1999 with the Federal Home Loan Bank of Pittsburgh (FHLB) term borrowings increasing $22,500,000. These additional borrowings were made to take advantage of special rates offered by the FHLB. Management reinvested the additional borrowed funds in additional mortgage-backed securities, which aided in increasing the net interest income. SUN's total shareholders' equity decreased $6,429,000 or 9.5% from December 31, 1998 to June 30, 1999. The decrease in shareholders' equity is the result of two factors. First, SUN has purchased 62,932 shares of treasury stock with a cost of $1,594,000 over the first six months of 1999. Secondly, SUN currently has an accumulated other comprehensive loss of $4,521,000 as compared to accumulated other comprehensive income of $2,016,000 at December 31, 1998. Accumulated other comprehensive income is a volatile component of shareholders' equity as it is derived from changes in the fair values of SUN's investments in bonds, mortgage-backed securities, stocks, and other securities. Additionally, in the second quarter of 1999, an accounting entry of $8,170,000 was recorded to reduce retained earnings and increase common stock (no net effect on SUN's total shareholders' equity) for the market value of th 5% stock dividend.

Allowance for Possible Loan Losses
----------------------------------
  Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans previously charged off are credited to the allowance as they are received. A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan. As of June 30, 1999, the allowance for possible loan losses was $3,568,000. This allowance amount represents 1.03% of total loans. Management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions. Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity Securities Risk
----------------------

  SUN's equity securities portfolio consistis of restricted stock, primarily of the FHLB, and investments in stocks of other banks and bank holding companies, mainly based in Pennsylvania.

  FHLB stock can only be sold back to the FHLB. Accordingly, SUN's investment in FHLB stock is carried at cost, which equals par value, and is evaluated for impairment. Factors that might cause FHLB stock to become impaired (decline in value on an other than temporary basis) are primarily regulatory in nature and are related to potential problems in the residential lending market; for example, the FHLB may be required to make dividend or other payments the Financing Corporation, the Resolution Funding Corporation, or other entities, in amounts that could exceed the FHLB's total equity.

  Investments in bank stocks are subject to the risk that factors affecting the banking industry generally, including competition from non-bank entities, credit risk, interest rate risk, and other factors, could result in a decline in market prices. Also, losses could occur in individual stocks held by SUN because of specific circumstances reltaed to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state's economy. SUN's management continually monitors its risk associated with its equity securities.

  Equity securities held as of June 30, 1999 and December 31, 1998.

                                                  June 30, 1999
                                                ------------------
                                                            Fair
                                                  Cost      Value
                                                -------    -------
Banks and bank holding companies                $ 8,755    $ 8,946
FHLB stock                                       10,410     10,410
                                                -------    -------
   Total                                        $19,165    $19,356
                                                =======    =======

                                                December 31, 1998
                                                ------------------
                                                            Fair
                                                  Cost      Value
                                                -------    -------
Banks and bank holding companies                $ 8,871    $ 9,793
FHLB stock                                        9,062      9,062
                                                -------    -------
   Total                                        $17,933    $18,855
                                                =======    =======




SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Adequacy
----------------
  SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                           For Capital
	                                     Actual	          Adequacy Purposes
                                -------------------    -----------------
	                               Amount        Ratio          Ratio
                                -------       -----          -----
As of June 30, 1999:
Total Capital	                  $59,731	      18.0%	          8.0%
	(to Risk Weighted Assets)
Tier I Capital	                  56,073      	16.9%	          4.0%
	(to Risk Weighted Assets)
Tier I Capital	                  56,073	       8.8%	          4.0%
	(to Average Assets)

As of December 31, 1998:
Total Capital	                  $59,336       17.0%	          8.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,594	      15.9%	          4.0%
	(to Risk Weighted Assets)
Tier I Capital	                  55,594	       9.7%	          4.0%
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

  Further, the business of SUN is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by Sun Bank and its competitors. Management believes such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

Year 2000 Readiness
-------------------
  SUN's Year 2000 Project Team consists of members from every business unit of the company.  Continuous progress is being made to ensure the company is ready for Year 2000 compliance.  Because of the unprecedented nature of the Year 2000 issue and due to the fact its effects will not be fully determined until the year 2000, this project has top management's fullest support and is considered one of the corporation's highest priorities.

  The mission critical systems were evaluated and tested utilizing the dates established by the Federal Financial Institutions Examination Council (FFIEC).
The project team has been dedicated to completing the contingency plan which outlines the necessary steps to be followed in the event any one of the Mission Critical Systems is unavailable. This plan identifies all mission critical components required for daily operation of the organization. The team also has formulated a plan and fully intends to test the contingency plan ahead of the dates outlined by the FFIEC.





SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Senior management continues to report the progress of the Year 2000 project to SUN's Board of Directors on a quarterly basis. To date, there have been no significant problems identified and the financial impact of the renovation, validation, and implementation phases continue to have a minimal effect on the organization.









































SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

  On August 9, 1999, the Board of Directors approved an increased quarterly dividend payment from $.225 per share to $.23 per share for shareholders of record August 27, 1999, payable September 10, 1999.

Item 6 -- Exhibits and Reports on Form 8-K

      	   a.  No reports on Form 8-K were filed for the quarter ending
              June 30, 1999.


































SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  	           SUN BANCORP, INC.

Date          8/12/99        	             /s/  Fred W. Kelly, Jr.
     ------------------------           -----------------------------
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

















