Form 10-Q/A
period 1999-06-30
SUN BANCORP INC
filed 1999-08-13
CIK 713975

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
                                                 ========        ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Continued)
(In Thousands)
                                           	    June 30, 1999  December 31, 1998
                                             	   (Unaudited)	        (Note)
                                                -------------  -----------------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                            	 $ 38,056	        $ 36,429
  Interest-bearing	                                 333,813          327,457
                                                   ---------        ---------
    Total deposits	                                 371,869    	     363,886

Short-term borrowings                             	  35,486	          25,750
Other borrowed funds	                               184,000	         161,500
Accrued interest and other liabilities	               5,137	           4,640
                                                   ---------        ---------
   	Total liabilities	                              596,492          555,776
                                                   ---------        ---------
Shareholders' Equity:
 	Common Stock, No par value per share;
    Authorized 20,000,000 shares;
		  Issued 6,974,153 shares in 1999 and
	   6,627,139 shares in 1998	                        81,295           72,913
  Retained earnings (deficit)	                      (11,629)          (4,949)
 	Accumulated other comprehensive income (loss)      (4,521)	          2,016
	 Less:  Treasury stock, at cost
         167,844 shares in 1999 and
		       97,263 shares in 1998	                      (3,773) 	        (2,179)
                                                   ---------        ---------
	  	Total shareholders' equity	                      61,372 	         67,801
                                                   ---------        ---------
   	Total liabilities and
	     shareholders' equity                        	$657,864	        $623,577
                                                   =========        =========

Note:  The balance sheet at December 31, 1998 has been derived from the audited
       financial	statements at that date but does not include all the
       information and footnotes required	by generally accepted accounting
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

















