Form 10-Q
period 1999-09-30
SUN BANCORP INC
filed 1999-11-12
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934 For the quarterly period end         September 30, 1999
                                              ----------------------------------
                                                        	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934
For the transition period from _________________________ to ____________________

Commission File Number:                       0-14745
                        --------------------------------------------------------
                                     SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)
          Pennsylvania	                    	                 23-2233584
----------------------------------                 -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  PO Box 57, Selinsgrove, Pennsylvania                        17870
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

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       	    [ ]   Yes          [ ]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value  		                          6,799,314
--------------------------              ----------------------------------------
          Class                         Outstanding Shares At September 30, 1999

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1999

CONTENTS                                                                 Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1 - Financial Statements:

        	Consolidated Balance Sheet as of September 30, 1999
           (Unaudited) and December 31, 1998                             		3
        	Consolidated Statement of Income for the Three and Nine
           Months Ended September 30, 1999 and September 30, 1998
           (Unaudited) 	                                                  	5
        	Consolidated Statement of Cash Flows for the Nine Months
           Ended September 30, 1999 and September 30, 1998
           (Unaudited)	                                                   	7

        	Notes to the Consolidated Financial Statements (Unaudited)   		   9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations	                                       12


PART II - OTHER INFORMATION
---------------------------
Item 5 - Other Information	                                               19

Item 6 - Exhibits and Reports on Form 8-K	                                19


SIGNATURES	                                                               20

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET

(In Thousands)               				         September 30, 1999	  December 31, 1998
                                          	   (Unaudited)	          (Note)
                                          ------------------   -----------------
ASSETS
Cash and due from banks                        $ 10,094            $ 13,350
Interest-bearing deposits in banks                3,509                 880
                                               --------            --------
  Total cash and cash equivalents                13,603              14,230

Securities available for sale                   293,765             254,780
Loans, net                                      356,370             329,123
Bank premises and equipment, net                  9,826               9,139
Intangible asset, goodwill-net                    9,625              10,191
Accrued interest and other assets                12,863               6,114
                                               --------            --------
  Total assets                                 $696,052            $623,577
                                               ========            ========



SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Continued)

(In Thousands)    	                       September 30, 1999  	December 31, 1998
                                          	   (Unaudited)	           (Note)
                                          ------------------   -----------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                          $ 36,635             $ 36,429
  Interest-bearing                              376,648              327,457
                                               ---------            ---------
    Total deposits                              413,283              363,886

Short-term borrowings                             9,191               25,750
Other borrowed funds                            209,000              161,500
Accrued interest and other liabilities            5,145                4,640
                                               ---------            ---------
    Total liabilities                           636,619              555,776

Shareholders' equity
  Common stock, no par value per share;
    Authorized 20,000,000 shares
    issued 6,982,158 shares in 1999 and
    6,627,139 shares in 1998                     81,425               72,913
  Retained earnings (deficit)                   (10,941)              (4,949)
  Accumulated other comprehensive income (loss)  (6,917)               2,016
  Less: Treasury stock, at cost
        182,844 shares in 1999 and
        97,263 shares in 1998                    (4,134)              (2,179)
                                               ---------            ---------
    Total shareholders' equity                   59,433               67,801
                                               ---------            ---------
    Total liabilities and shareholders' equity $696,052             $623,577
                                               =========            =========

Note:  	The balance sheet at December 31, 1998 has been derived from the audited
        financial 	statements at that date but does not include all the
        information and footnotes required 	by generally accepted accounting
        principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                                     -----------

(In Thousands, Except for Per Share Data)      		For the Three Months  For the Nine Months
                          	                       Ended September 30    Ended September 30
                                                 --------------------  -------------------
                           	                       1999        1998      1999	       1998
                                                 -------      -------   -------     -------
Interest income:
  Interest and fees on loans                     $ 7,453      $ 7,156   $21,958     $21,430
  Income from available for sale securities
    Taxable                                        3,808        2,633    10,374       6,986
    Tax exempt                                       411          675     1,511       2,039
    Dividends                                        259          174       703         461
  Interest on deposits in banks                       60          232       137         526
                                                 -------      -------   -------     -------
    Total interest income                         11,991       10,870    34,683      31,442
                                                 -------      -------   -------     -------
Interest expense:
  Interest on deposits                             3,727        3,584    10,785      10,321
  Interest on short-term borrowings                  273          171       610         512
  Interest on other borrowed funds                 2,629        2,078     7,560       5,577
                                                 -------      -------   -------     -------
    Total interest expense                         6,629        5,833    18,955      16,410
                                                 -------      -------   -------     -------
Net interest income                                5,362        5,037    15,728      15,032

Provision for possible loan losses                   450          300     1,350         900
                                                 -------      -------   -------     -------
    Net interest income, after provision
    for possible loan losses                     $ 4,912      $ 4,737   $14,378     $14,132
                                                 -------      -------   -------     -------

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                  SUN BANCORP, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                                    -----------
                                    (Continued)

(In Thousands, Except for Per Share Data)        For the Three Months    For the Nine Months
                                  						          Ended September 30	     Ended September 30
                                                 --------------------    -------------------
                                          				     1999	       1998	       1999	       1998
                                                  ------      ------      ------      ------
Other operating income:
  Service charges on deposit accounts             $  312      $  290      $  889      $  854
  Trust income                                       200         165         524         450
  Net security gains                                 517         256       1,536         985
  Income from insurance subsidiary                    73          32         187         114
  Other income                                       173         188         614         400
                                                  ------      ------      ------      ------
Total other operating income                       1,275         931       3,750       2,803
                                                  ------      ------      ------      ------
Other operating expense:
  Salaries and employee benefits                   1,555       1,405       4,610       4,226
  Net occupancy expenses                             163         170         504         546
  Furniture and equipment expenses                   263         201         787         646
  Amortization of goodwill                           189         189         566         566
  Expenses of insurance subsidiary                    85          65          90         171
  Other expenses                                     861         770       2,342       2,291
                                                  ------      ------      ------      ------
Total other operating expenses                     3,116       2,800       8,899       8,446
                                                  ------      ------      ------      ------
Income before income tax provision                 3,071       2,868       9,229       8,489

Income tax provision                                 820         744       2,514       2,183
                                                  ------      ------      ------      ------
Net income                                        $2,251      $2,124      $6,715      $6,306
                                                  ======      ======      ======      ======
PER SHARE DATA
  Net income per share - Basic                    $ 0.33      $ 0.31      $ 0.98      $ 0.92
                                                  ======      ======      ======      ======
  Weighted average number of shares
    outstanding - Basic                        6,801,918   6,865,358   6,818,697   6,856,598
                                               =========   =========   =========   =========
  Net income per share - Diluted                  $ 0.33      $ 0.31      $ 0.98      $ 0.91
                                                  ======      ======      ======      ======
  Weighted average number of shares
    outstanding - Diluted                      6,863,007   6,947,346   6,863,839   6,932,528
                                               =========   =========   =========   =========
  Dividends paid                                  $0.230      $0.200      $0.665      $0.576
                                                  ======      ======      ======      ======

The accompanying notes are an integral part of these financial statements.
                                         6

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    -----------

(In Thousands)			                           	    			           For the Nine Months
                                                									       Ended September 30
                                                               -------------------
                                             									           1999	      1998
                                                               ---------  ---------
Cash flows from operating activities:
Net income                                                     $  6,715   $  6,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                          1,350        900
      Provision for depreciation                                    561        575
      Amortization of goodwill                                      566        566
      Amortization and accretion of securities, net                 200        267
      Net security gains                                         (1,536)      (985)
      Decrease in accrued interest and other assets                 656      1,174
      Increase (decrease) in accrued interest and
        other liabilities                                           505       (380)
                                                               ---------  ---------
          Net cash provided by operating activities               9,017      8,423
                                                               ---------  ---------
Cash flows from investing activities:
  Proceeds from sales of available for sale securities           35,157     30,134
  Proceeds from maturities of available for sale securities      23,613     34,459
  Purchases of available for sale securities                   (109,955)  (134,833)
  Net increase in loans                                         (31,399)    (9,148)
  Capital expenditures                                           (1,248)      (621)
                                                               ---------  ---------
          Net cash used in investing activities                 (83,832)   (80,009)
                                                               ---------  ---------
Cash flows from financing activities:
  Net increase in deposits                                       49,397     24,773
  Net (decrease) increase in short-term borrowings              (16,559)     2,778
  Proceeds from other borrowed funds                             50,000     95,000
  Repayments of other borrowed funds                             (2,500)   (25,525)
  Cash dividends paid                                            (4,537)    (3,964)
  Proceeds from sale of stock for employee benefits program         342        499
  Purchase of treasury stock                                     (1,955)      (325)
                                                               ---------  ---------
          Net cash provided by financing activities              74,188     93,236
                                                               ---------  ---------

Net (decrease) increase in cash and cash equivalents               (627)    21,650
Cash and cash equivalents at beginning of period                 14,230      8,959
                                                               ---------  ---------
Cash and cash equivalents at end of period                     $ 13,603   $ 30,609
                                                               =========  =========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    -----------
                                    (Continued)

                                                             	   	For the Nine Months
                                                      	            Ended September 30
                                                                  -------------------
                                                    	              1999	   	   1998
                                                                  -------     -------
Supplemental disclosure of cash flow information (in thousands):
 	Cash paid during the period for:

    	Interest 		                                                  $18,646     $15,711
	    Income taxes 		                                                2,675       1,760

 	Loans with an estimated value of $608,000 and $320,000 were
	   reclassified to other real estate owned, during the nine-month periods ended September 30, 1999 and 1998, respectively.

























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

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 8 and 9 of the 1998 Annual Report to Shareholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Consolidated Statement of Comprehensive Income

  The purpose of reporting comprehensive income is to report a measure of all changes in SUN's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that SUN's net income increased for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998, but comprehensive income over the same periods has declined.

(In Thousands)  			                         	For the Three Months		For the Nine Months
                                       						 Ended September 30	  	Ended September 30
                                             --------------------  -------------------
                                       						  1999		      1998		    1999		     1998
                                              ------      ------   -------     ------

Net income	      				                         $2,251	     $2,124	  $ 6,715	    $6,306
                                              ------      ------   -------     ------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    available for sale securities:
  Gains (losses) arising during the period  	 (3,113)	     1,309   (11,999)       609
  Reclassification adjustment	- realized
    gains included in net income 		             (517)	      (256) 	 (1,536)	     (985)
                                              -------     -------  --------    -------
Other comprehensive income (loss)
  before income tax provision	            		  (3,630)	     1,053   (13,535)	     (376)

Income tax expense/benefit related to
  other comprehensive income (loss)		          1,234 	      (358)	   4,602		      128
                                              -------     -------  --------    -------
Other comprehensive income (loss)		           (2,396)	       695	   (8,933)	     (248)
                                              -------     -------  --------    -------
Comprehensive income (loss)		                	$ (145)    	$2,819	  $(2,218)    $6,058
                                              =======     =======  ========    =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - Securities Available for Sale

  The amortized cost and fair value of investment securities at September 30, 1999 and December 31, 1998 were as follows:

                                                                September 30, 1999
                                                    -------------------------------------------
                                                                  Gross       Gross
                                                    Amortized  Unrealized  Unrealized    Fair
                                                       Cost       Gains      Losses     Value
                                                    ---------  ----------  ----------  --------
Debt securities:
  Obligations of U.S. government agencies           $262,233       $ 45    $ (9,548)   $252,730
  Obligations of states and political subdivisions    21,358        235        (281)     21,312
  Other corporate                                        500         -          -           500
                                                    --------       ----    ---------   --------
  Total debt securities                              284,091        280      (9,829)    274,542
                                                    --------       ----    ---------   --------
Equity securities:
  Marketable equity securities                         9,446        374      (1,306)      8,514
  Restricted equity securities                        10,709         -          -        10,709
                                                    --------       ----    ---------   --------
  Total equity securities                             20,155        374      (1,306)     19,223
                                                    --------       ----    ---------   --------
    Total                                           $304,246       $654    $(11,135)   $293,765
                                                    ========       ====    =========   ========

                                                                  December 31, 1998
                                                    -------------------------------------------
                                                                  Gross       Gross
                                                    Amortized  Unrealized  Unrealized    Fair
                                                       Cost       Gains      Losses     Value
                                                    ---------  ----------  ----------  --------
Debt securities:
  Obligations of U.S. government agencies           $188,948     $  740       $(485)   $189,203
  Obligations of states and political subdivisions    44,343      1,901         (22)     46,222
  Other corporate                                        500        -            -          500
                                                    --------     ------       ------   --------
  Total debt securities                              233,791      2,641        (507)    235,925
                                                    --------     ------       ------   --------
Equity securities:
  Marketable equity securities                         8,871      1,078        (156)      9,793
  Restricted equity securities                         9,062        -            -        9,062
  Total equity securities                             17,933      1,078        (156)     18,855
                                                    --------     ------       ------   --------
    Total                                           $251,724     $3,719       $(663)   $254,780
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

 	SUN's net income for the nine months ended September 30, 1999 amounted to $6,715,000, an increase of 6.49% over the same period of 1998. Basic and diluted earnings per share were $.98 for the nine months ended September 30, 1999 compared to $.92 basic and $.91 diluted for the same period in 1998. SUN achieved a 1.38% return on average assets and a 13.78% return on average equity for the nine months ended September 30, 1999, compared to ratios of 1.49% and 12.63% for the previous comparable period. Without the effect of goodwill, SUN's return on average assets would be 1.52% and return on average equity would be 17.59% for the nine months ended September 30, 1999. For the three months ended September 30, 1999, SUN's earnings amounted to $2,251,000, an increase of 5.98% over the same period of 1998. Basic and diluted earnings per share were $.33 for the three months ended September 30, 1999 compared to $.31 basic and diluted for the same period in 1998. Earnings per share data has been adjusted to reflect a 5% stock dividend on June 11, 1999.

Results of Operations - Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------

 	Net interest income increased to $5,362,000 from $5,037,000 for the three months ended September 30, 1999 and 1998 respectively. Total interest and dividend income increased $1,121,000 to $11,991,000 for the three months ended September 30, 1999. A majority of this increase, $1,175,000, was the result of SUN's increased investment in mortgage-backed securities, while tax exempt security income decreased $264,000. In addition, interest and fees on loans increased $297,000 or 4.2% to $7,453,000 for the three months ended September
30, 1999. Interest on deposits in banks decreased 74.1% to $60,000 for the three months ended September 30, 1999 as SUN utilized its cash to fund loan and investment growth. Total interest expense increased $796,000 for the three months ended September 30, 1999 as compared to 1998. Of the increase, $653,000 is the result of increased borrowings which were reinvested in higher yielding mortgage-backed securities as noted above. In addition, the provision for possible loan losses increased 50.0% to $450,000 for the three months ended September 30, 1999. The change is due to increased net loan charge offs and growth in SUN's net loan portfolio of $40,390,000 from September 30, 1998 to September 30, 1999.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Total other operating income, excluding security gains of $517,000, increased $83,000 or 12.3% for the three months ended September 30, 1999 compared to the same period of 1998. Service charge on deposit accounts increased 7.6% to $312,000 for the three months ended September 30, 1999. Trust income increased $35,000 to $200,000 for the three months ended September 30, 1999. Income from the insurance subsidiary increased $41,000 to $73,000 for the three months ended September 30, 1999.

  Other operating expenses increased to $3,116,000 for the three months ended September 30, 1999, compared to $2,800,000 in the same period of 1998. Expenses of the insurance subsidiary increased to $85,000 from $65,000 for the three months ended September 30, 1998. Net occupancy and furniture and equipment expenses increased 14.8% to $426,000. Salaries and employee benefits increased 10.7% to $1,555,000 as SUN continues to attract new employees to expand SUN's market area coverage. In addition, due to a decrease in SUN's indirect consumer lending, the amount of wages capitalized to comply with Statement of Financial Accounting Standards No. 91 decreased $96,000. Other expenses increased 11.8% to $861,000 for the three months ended September 30, 1999.

Results of Operations - Nine Months Ended September 30, 1999 and 1998
---------------------------------------------------------------------

  The increase in SUN's net earnings for the nine months ended September 30, 1999 compared to the same period in 1998 was attributable primarily to increases in net interest income and other operating income. Net interest income for the nine months ended September 30, 1999 increased $696,000, or 4.6%, over the same period in 1998, principally due to SUN's increased investment in mortgage-backed securities. Other operating income increased $947,000, or 33.8%, over the same period of 1998, as net security gains, primarily from the sale of equity securities and tax exempt municipal bonds, increased $551,000. Other income increased to $614,000 from $400,000 for the nine months ended September 30, 1998. This increase is the result of non-yield related loan fees increasing $73,000 from $214,000 for the nine months ended September 30, 1998. The majority of the remaining change is the result of a change in the recognition of the write down of SUN's role as a limited partner in two affordable elderly housing projects. Other operating expenses increased $453,000, or 5.4%, for the nine months ended September 30, 1999 over the same period in 1998 primarily to the reasons described above in the three months ended September 30, 1999 analysis.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - September 30, 1999 and December 31, 1998
--------------------------------------------------------

 	Total assets were $696,052,000 at September 30, 1999, an increase of 11.6% from $623,577,000 at December 31, 1998. Cash and cash equivalents decreased $627,000 or 4.4% from $14,230,000 at December 31, 1998. The decrease occurred as SUN's management reinvested the cash in mortgaged-backed securities and used the cash to aid the funding of the increased net loan volume of $27,247,000 or an 8.3% increase from December 31, 1998. Securities available for sale increased by $38,985,000 or 15.3%. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $9,625,000 at September 30, 1999. Also, total liabilities increased $80,843,000, or 14.5% to $636,619,000 at September 30, 1999. Deposits increased by $49,397,000 due primarily to grwth of $7,439,000 in certificates of deposit and growth of $40,633,000 in NOW accounts. The majority of the growth in NOW accounts is the result of SUN's obtaining the accounts of a local government. Total borrowed funds increased $30,941,000, or 16.5% to $218,191,000 at September 30, 1999 with the Federal Home Loan Bank of Pittsburgh (FHLB) term borrowings increasing $47,500,000, while overnight borrowings decreased $16,559,000 from December 31, 1998. These additional term borrowings were made to take advantage of special rates offered by the FHLB. Management reinvested the additional borrowed funds in additional mortgage backed securities, which aided in increasing the net interest income. SUN's total shareholders' equity decreased $8,368,000 or 12.3% from December 31, 1998 to September 30, 1999. The decrease in shareholders' equity is the result of two factors. First, SUN has purchased 77,932 shares of treasury stock with a cost of $1,955,000 over the past nine months. Secondly, SUN currently has an accumulated other comprehensive loss of $6,917,000 as compared to accumulated other comprehensive income of $2,016,000 at December 31, 1998. Accumulated other comprehensive income is a volatile component of shareholders' equity as it is derived from changes in the fair values of SUN's investments in bonds, mortgage-backed securities, stocks, and other securities.

Allowance for Possible Loan Losses
----------------------------------

 	Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible.  Recoveries of loans previously charged off are credited to the allowance as they are received.  A monthly review of the allowance for possible loan losses is done to determine the collectibility of certain loans based on internal analysis and management's assumptions as to the ability of the borrower to service the loan.  As of
September 30, 1999, the allowance for possible loan losses was $3,635,000.  This allowance amount represents 1.02% of total loans.  Although management makes its best estimate as to the additions to the allowance, there can be no assurance that future material additions may not be needed.  Future additions may be necessary based on rcommendations of regulatory bodies, economic, or market conditions.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity Securities Risk
----------------------

  SUN's equity securities portfolio consists of restricted stock, primarily of the FHLB, and investments in stocks of other banks and bank holding companies, mainly based in Pennsylvania.

  FHLB stock can only be sold back to the FHLB. Accordingly, SUN's investment in FHLB stock is carried at cost, which equals par value, and is evaluated for impairment. Factors that might cause FHLB stock to become impaired (decline in value on an other than temporary basis) are primarily regulatory in nature and are related to potential problems in the residential lending market; for example, the FHLB may be required to make dividend or other payments to the Financing Corporation, the Resolution Funding Corporation, or other entities, in amounts that could exceed the FHLB's total equity.

  Investments in bank stocks are subject to the risk that factors affecting the banking industry generally, including competition from non-bank entities, credit risk, interest rate risk, and other factors, could result in a decline in market prices. Also, losses could occur in individual stocks held by SUN because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state's economy. SUN's management continually monitors its risk associated with its equity securities.

  Equity securities held as of September 30, 1999 and December 31, 1999 are as follows (in thousands):

                         						            September 30, 1999
                                        -----------------------
								                                                 Fair
	                      					              Cost	          Value
                                        -------         -------
Banks and bank holding companies		      $ 9,446	        $ 8,514
FHLB stock					                          10,709          10,709
                                        -------         -------
  Total					                            $20,155         $19,223
                                        =======         =======


                          						            December 31, 1998
                                        -----------------------
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
                                        =======         =======

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Adequacy
----------------

  SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                            For Capital
	                                        Actual	        Adequacy Purposes
                                   -----------------    -----------------
	                                   Amount     Ratio          Ratio
                                   -------     -----          -----
As of September 30, 1999:
Total Capital	                     $60,360    	17.6%	          8.0%
 	(to Risk Weighted Assets)
Tier I Capital	                     56,725	    16.6%	          4.0%
	 (to Risk Weighted Assets)
Tier I Capital	                     56,725     	8.6%	          4.0%
	 (to Average Assets)

As of December 31, 1998:
Total Capital                     	$59,336    	17.0%          	8.0%
 	(to Risk Weighted Assets)
Tier I Capital	                     55,594    	15.9%	          4.0%
	 (to Risk Weighted Assets)
Tier I Capital	                     55,594    	 9.7%	          4.0%
	 (to Average Assets)

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory and Industry Merger Activity
---------------------------------------
  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of SUN and Sun Bank. It cannot be predicted whether such legislation wil be adopted or, if adopted, how such legislation would affect the business of SUN and Sun Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, SUN's and Sun Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of SUN will be immaterial. Future recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on SUN's results of operations.

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

Year 2000 Readiness
-------------------
	SUN's Year 2000 Project Team consists of members from every business unit of the company. Continuous progress is being made to ensure the company is ready for year 2000 compliance. Because of the unprecedented nature of the year 2000 issue and due to the fact its effects will not be fully determined until the year 2000, this project has top management's fullest support and is considered one of the corporation's highest priorities. All five phases as outlined by the Federal Financial Institutions Examiners Council (FFIEC) have been completed. These are awareness, assessment, renovations, validation, and implementation.

  There were many activities completed during these phases of which some of the most notable were: we identified all of our key vendors and suppliers, contacted them and confirmed that they were Year 2000 compliant. We identified and tested all mission critical software and hardware systems, including all of our core bank software applications. The mission critical systems are evaluated and tested utilizing the dates established by the FFIEC. These tests were completed by the deadlines established by the FFIEC. We evaluated our customer base and assessed the risk associated with the large balance accounts, and we are continuing to monitor these accounts. Significant training programs have been conducted for all of our employees dealing with the Year 2000 issues, in addition to communicating with our customers.

  We have developed contingency plans as a backup to our mission critical systems in the event of a failure. In addition to the contingency plans, SUN has a disaster recovery plan for its core processing applications, which is tested frequently. The Year 2000 project results and plans have been reviewed by the FDIC examiners and by an outside consultant. The contingency plan includes our procedures for cash liquidity for the branches and ATM's.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   To date there have been no significant problems identified, with a few minor Year 2000 issues, which have been corrected. The tangible cost of addressing SUN's systems for Year 2000 is less than $25,000. Senior management is closely involved in all aspects of the Year 2000 project with quarterly reports given to the Board of Directors.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

  On November 1, 1999, the Board of Directors approved an increased quarterly dividend payment from $.230 per share to $.235 per share for shareholders of record November 26, 1999, payable December 10, 1999.

Item 6 -- Exhibits and Reports on Form 8-K

      	   a. No reports on Form 8-K were filed for the quarter ending September 30, 1999.



































                                         19
SUN BANCORP, INC.
FORM 10-Q
PART II

                                     SIGNATURES
                                     ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  	           SUN BANCORP, INC.

Date      11/12/99            	             /s/  Fred W. Kelly, Jr.
     ------------------              -------------------------------------
                                       		      Fred W. Kelly, Jr.
                                          		Chief Executive Officer
                                     	   (Principal Executive Officer)


                             	               /s/  Jeffrey E. Hoyt
                                     -------------------------------------
                            	                  Jeffrey E. Hoyt
                 	                         Executive Vice President,
                                    	Chief Operating Officer and Secretary
                                   	   (Principal Financial Officer and
                                  	      Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131