Form 10-Q
period 2000-03-31
SUN BANCORP INC
filed 2000-05-15
CIK 713975

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934
For the quarterly period ended             March 31, 2000
                               -------------------------------------------------
                                                	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934
For the transition period from _________________________ to 	___________________

Commission File Number:                       0-14745
                        --------------------------------------------------------
                              SUN BANCORP, INC. (SUN)
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)
       Pennsylvania	   	                              23-2233584
--------------------------------------      ------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

PO Box 57, Selinsgrove, Pennsylvania                    17870
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

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                        [ ]	  Yes           [ ]   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Common Stock, No Par Value		                           6,993,403
---------------------------------------   --------------------------------------
         Class                            Outstanding Shares At May 5, 2000

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2000

CONTENTS                                                                    Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

        	Consolidated Balance Sheet as of March 31, 2000 (Unaudited)
		          and December 31, 1999                                           		3
	        Consolidated Statement of Income for the Three Months Ended
		          March 31, 2000 and March 31, 1999 (Unaudited) 		                  5
        	Consolidated Statement of Cash Flows for the Three Months Ended
	  	        March 31, 2000 and March 31, 1999 (Unaudited)		                   7

        	Notes to the Consolidated Financial Statements (Unaudited)   		      9

Item 2 - Management's Discussion and Analysis of Financial Condition
        	and Results of Operations	                                          14


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                 20

Item 5 - Other Information	                                                  20

Item 6 - Exhibits and Reports on Form 8-K	                                   20


SIGNATURES	                                                                  20

Exhibit 1

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

(In Thousands)        		        		       March 31, 2000	     December 31, 1999
                                           (Unaudited)            (Note)
                                         --------------      -----------------
ASSETS

Cash and due from banks                     $ 13,325             $ 15,079
Interest-bearing deposits in banks               986                  980
                                            --------             --------
  Total cash and cash equivalents             14,311               16,059
Securities available for sale                276,996              282,616
Loans, net                                   392,503              379,297
Bank premises and equipment, net              10,548               10,542
Intangible asset, goodwill-net                 9,248                9,436
Accrued interest and other assets             12,140               12,971
                                            --------             --------
  Total assets                              $715,746             $710,921
                                            ========             ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                            CONSOLIDATED BALANCE SHEET
                                   (Continued)
(In Thousands)                      	      March 31, 2000   	December 31, 1999
                                         	   (Unaudited)           (Note)
                                           --------------    -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits
  Noninterest-bearing                          $ 42,922           $ 37,783
  Interest-bearing                              362,356            362,338
                                               ---------          ---------
    Total deposits                              405,278            400,121

Short-term borrowings                            14,198             35,966
Other borrowed funds                            234,000            214,000
Accrued interest and other liabilities            4,507              4,821
                                               ---------          ---------
    Total liabilities                           657,983            654,908
                                               ---------          ---------
Shareholders' equity
  Common stock, no par value per share;
    Authorized 20,000,000 shares
    issued 6,990,132 shares in 2000 and
    6,985,680 shares in 1999                     81,601             81,520
Retained earnings (deficit)                     (10,319)           (10,498)
Accumulated other comprehensive income (loss)    (9,014)           (10,667)
Less: Treasury stock, at cost
      201,744 shares in 2000 and
      192,844 shares in 1999                     (4,505)            (4,342)
                                               ---------          ---------
    Total shareholders' equity                   57,763             56,013
                                               ---------          ---------
    Total liabilities and shareholders' equity $715,746           $710,921
                                               =========          =========

Note:  	The balance sheet at December 31, 1999 has been derived from the
        audited financial 	statements at that date but does not include all the
        information and footnotes required 	by generally accepted accounting
        principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                 SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

(In Thousands, Except for Per Share Data) 	         For the Three Months
                              		                       Ended March 31
                                                    --------------------
	                                                     2000        1999
                                                    -------      -------
Interest income:
  Interest and fees on loans                        $ 8,176      $ 7,246
  Income from available for sale securities
    Taxable                                           4,218        3,090
    Tax exempt                                          252          609
    Dividends                                           281          210
  Interest on deposits in banks                           7           63
                                                    -------      -------
    Total interest income                            12,934       11,218
                                                    -------      -------
Interest expense:
  Interest on deposits                                3,948        3,504
  Interest on short-term borrowings                     341          146
  Interest on other borrowed funds                    3,121        2,411
                                                    -------      -------
    Total interest expense                            7,410        6,061
                                                    -------      -------
Net interest income                                   5,524        5,157

Provision for possible loan losses                      600          450
                                                    -------      -------
    Net interest income, after provision
    for possible loan losses                        $ 4,924      $ 4,707
                                                    -------      -------

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   -----------
                                   (Continued)
(In Thousands, Except for Per Share Data)	              For the Three Months
                                                           Ended March 31
                                                        --------------------
                       						                            2000    	     1999
                                                        ------        ------
Other operating income:
  Service charges on deposit accounts                   $  314        $  271
  Trust income                                             210           159
  Net security gains                                        15           592
  Income from insurance subsidiary                          81            53
  Other income                                             101           221
                                                        ------        ------
Total other operating income                               721         1,296
                                                        ------        ------
Other operating expense:
  Salaries and employee benefits                         1,611         1,539
  Net occupancy expenses                                   179           177
  Furniture and equipment expenses                         239           256
  Amortization of goodwill                                 189           189
  Expenses of insurance subsidiary                          48             1
  Other expenses                                           855           718
                                                        ------        ------
Total other operating expenses                           3,121         2,880
                                                        ------        ------
Income before income tax provision                       2,524         3,123
Income tax provision                                       716           880
                                                        ------        ------
Net income                                              $1,808        $2,243

PER SHARE DATA
--------------
  Net income per share - Basic                          $ 0.27        $ 0.33
                                                        ======        ======
  Weighted average number of shares
    outstanding - Basic                              6,790,632     6,844,507
                                                     =========     =========
  Net income per share - Diluted                        $ 0.27        $ 0.33
                                                        ======        ======
  Weighted average number of shares
    outstanding - Diluted                            6,811,874     6,898,005
                                                     =========     =========
  Dividends paid                                        $0.240        $0.210
                                                        ======        ======




The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements
                                 SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
(In Thousands)			  	    			                                 For the Three Months
                                      									                Ended March 31
                                                            --------------------
 									                                                    2000    	   1999
                                                            --------    --------
Cash flows from operating activities:
Net income                                                  $ 1,808     $ 2,243
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                        600         450
      Provision for depreciation                                194         187
      Amortization of goodwill                                  189         189
      Amortization and accretion of securities, net              48          53
      Net security gains                                        (15)       (592)
      Decrease in accrued interest and other assets              21         789
      Increase (decrease) in accrued interest and
        other liabilities                                      (314)        129
                                                            --------    --------
          Net cash provided by operating activities           2,531       3,448
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sales of available for sale securities        4,652      19,124
  Proceeds from maturities of available for sale securities   4,212      12,485
  Purchases of available for sale securities                   (773)    (41,717)
  Net increase in loans                                     (13,848)     (9,234)
  Capital expenditures                                         (200)       (139)
                                                            --------    --------
          Net cash used in investing activities              (5,957)    (19,481)
                                                            --------    --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                         5,157      (1,032)
  Net decrease in short-term borrowings                     (21,768)     (7,710)
  Proceeds from other borrowed funds                         50,000      25,000
  Repayments of other borrowed funds                        (30,000)     (2,500)
  Cash dividends paid                                        (1,629)     (1,433)
  Proceeds from sale of stock for employee benefits program      81          36
  Purchase of treasury stock                                   (163)     (1,180)
                                                            --------    --------
          Net cash provided by financing activities           1,678      11,181
                                                            --------    --------
Net decrease in cash and cash equivalents                    (1,748)     (4,852)

Cash and cash equivalents at beginning of period             16,059      14,230
                                                            --------    --------
Cash and cash equivalents at end of period                  $14,311     $ 9,378
                                                            ========    ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements
                               SUN BANCORP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  -----------
                                  (Continued)

(In Thousands)	                                       	For the Three Months
                                         	                Ended March 31
                                         	              2000         1999
                                                       ------       ------
Supplemental disclosure of cash flow information:
	Cash paid during the period for:

    	Interest                                     		   $7,399       $5,883
			  Income taxes 	                        	           $  106       $  235
                                                       ======       ======

	Loans with an estimated value of $42,000 at March 31, 2000 and $119,000 at March 31, 1999 were reclassified to foreclosed assets held for sale.

























The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements


                                SUN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  -----------

Note 1 -- Basis of Interim Presentation
          -----------------------------
  The consolidated financial statements include the accounts of SUN BANCORP, INC. (SUN), the parent company, and its wholly-owned subsidiaries Sun Bank
(Bank) and Pennsylvania Sun Life Insurance Company (SUN Life). The Bank does business as Snyder County Trust Company, Central Pennsylvania Bank, Bucktail Bank and Trust Company, and Watsontown Bank. The transactions of SUN Life are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 8 and 9 of the 1999 Annual Report to Shareholders.

 	Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Net Income Per Share
         --------------------

  Net income per share is computed based on the weighted average number of shares of stock outstanding for each quarter presented. Statement of Financial Accounting Standards No. 128., "Earnings Per Share," requires presentation of two amounts, basic and diluted net income per share.
  The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended March 31, 2000 and 1999.


                                                           Common        Net
                                              Income       Shares     Income Per
                                             Numerator   Denominator    Share
                                             ----------  -----------  ----------
2000
----
  Net income per share - Basic               $1,808,000   6,790,632     $0.27
                                                                        =====
  Dilutive effect of potential common stock
    arising from stock options:
      Exercise of options outstanding                       135,965
      Hypothetical share repurchase                        (114,733)
                                             ----------   ----------
  Net income per share - Diluted             $1,808,000   6,811,874     $0.27
                                             ==========   ==========    =====

1999
----
  Net income per share - Basic               $2,243,000   6,844,507     $0.33
                                                                        =====
  Dilutive effect of potential common stock
    arising from stock options:
      Exercise of options outstanding                       247,270
      Hypothetical share repurchase                        (193,772)
                                             ----------   ----------
  Net income per share - Diluted             $2,243,000   6,998,005     $0.33
                                             ==========   ==========    =====

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - Comprehensive Income (Loss)
         ---------------------------
  The purpose of reporting comprehensive income (loss) is to report a measure of all changes in SUN's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income (loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that SUN's net income decreased for the three months ended March, 2000 compared to the corresponding period in 1999, but comprehensive income (loss) over the same period has increased.

(In Thousands)		                                 				For the Three Months
							                                                 Ended March 31
                                                     ---------------------
 						                                               2000          1999
                                                     -------       -------
Net income					                                      $1,808        $2,243
                                                     -------       -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    available for sale securities:
  Gains (losses) arising during the period	           2,520        (3,113)
  Reclassification adjustment	- realized
    gains included in net income 		                     (15)	        (592)
                                                     -------       -------
Other comprehensive income (loss)
  before income tax provision			                      2,505 	      (3,705)

Income tax (expense) benefit related to
  other comprehensive income (loss)		                  (852) 	      1,260
                                                     -------       -------
Other comprehensive income (loss)	                    1,653        (2,445)
                                                     -------       -------
Comprehensive income (loss)			                       $3,461        $ (202)
                                                     =======       =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 4 - Securities Available for Sale
         -----------------------------
  The amortized cost and fair value of investment securities at March 31, 2000 and December 31, 1999 were as follows:

                                                                  March 31, 2000
                                                   -------------------------------------------
                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                                                      Cost       Gains      Losses      Value
                                                   ---------  ----------  ----------  --------
Debt securities:
  Obligations of U.S. government agencies          $252,345      $  8      $(10,609)  $241,744
  Obligations of states and political subdivisions   16,413        71          (650)    15,834
  Other corporate                                       500        -            -          500
                                                   --------      ----      ---------  --------
    Total debt securities                           269,258        79       (11,259)   258,078
                                                   --------      ----      ---------  --------
Equity securities:
  Marketable equity securities                        8,767        40        (2,519)     6,288
  Restricted equity securities                       12,630        -            -       12,630
                                                   --------      ----      ---------  --------
    Total equity securities                          21,397        40        (2,519)    18,918
                                                   --------      ----      ---------  --------
      Total                                        $290,655      $119      $(13,778)  $276,996
                                                   ========      ====      =========  ========


                                                                  December 31, 1999
                                                   ------------------------------------------
                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                                                      Cost       Gains      Losses      Value
                                                   ---------  ----------  ----------  --------
Debt securities:
  Obligations of U.S. government agencies          $256,605      $  9     $(13,662)   $242,952
  Obligations of states and political subdivisions   21,049       117         (650)     20,516
  Other corporate                                       500        -           -           500
                                                   --------      ----     ---------   --------
    Total debt securities                           278,154       126      (14,312)    263,968
                                                   --------      ----     ---------   --------
Equity securities:
  Marketable equity securities                        8,398         5       (1,980)      6,423
  Restricted equity securities                       12,225        -           -        12,225
                                                   --------      ----     ---------   --------
    Total equity securities                          20,623         5       (1,980)     18,648
                                                   --------      ----     ---------   --------
      Total                                        $298,777      $131     $(16,292)   $282,616
                                                   ========      ====     =========   ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statement

Note 5 - Contingency
         -----------

  Immediately following the end of the first quarter, SUN received correspondence from one of its executives requesting payment of certain amounts and benefits under the executive's intrepretation of his employment agreement. SUN management disagrees with this interpretation, therefore no provision for any estimated costs has been made in the first quarter 2000 financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for SUN BANCORP, INC.
(SUN), a bank holding company, and its wholly-owned subsidiaries, Sun Bank
(Bank) and Pennsylvania SUN Life Insurance Company. SUN's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1999 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

 	SUN's net income for the three months ended March 31, 2000 amounted to $1,808,000, as compared to $2,243,000 for the same period of 1999. Basic and diluted earnings per share were $0.27 for the three months ended March 31, 2000, compared to $0.33 basic and diluted for the same period in 1999. SUN achieved a 1.02% return on average assets (ROA) and a 12.91% return on average equity
(ROE) for the three months ended March 31, 2000, compared to ROA of 1.43% and ROE of 13.18% for the same period of 1999. Without the effect of goodwill, SUN's ROA would be 1.14% and ROE would be 17.11% for the three months ended March 31, 2000, compared to ROA of 1.57% and ROE of 16.77% for the same period of 1999. Earnings per share data for 1999 has been adjusted to reflect a 5% stock dividend on June 11, 1999.


Results of Operations - Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------
 	Net interest income increased to $5,524,000 from $5,157,000 for the three months ended March 31, 2000 and 1999 respectively. Total interest and dividend income increased $1,716,000 to $12,934,000 for the three months ended March
31, 2000. A majority of the increase, $1,128,000, was the result of SUN's increased investment in mortgage-backed securities, while tax exempt security income decreased $357,000. In addition, interest and fees on loans increased $930,000 or 12.8% to $8,176,000 for the three months ended March 31, 2000. Interest on deposits in banks decreased 88.9% to $7,000 for the three months ended March 31, 2000 as SUN utilized its cash to fund loan and investment growth. Total interest expense increased $1,349,000 for the three months ended March 31, 2000 as compared to 1999. Of the increase, $905,000 was the result of borrowings being used to either fund loan growth or investments in higher yielding mortgage-backed securities as noted above. Interest on deposits increased 12.7% to $3,948,000 due to the current rising rate environment and SUN's emphasis on attracting new deposit accounts. In addition, the provision for possible loan losses increased 33.3% to $600,000 for the three months ended March 31, 2000. The change was primarily the result of overall growth in SUN's net loan portfolio of $54,844,000 from March 31, 1999 to March 31, 2000 with commercial loans increasing $37,010,000 or 64.0% from March 31, 1999.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 	Total other operating income, excluding security gains, remained steady at $706,000 for the three months ended March 31, 2000 compared to the same period of 1999. Service charges on deposit accounts increased 15.9% to $314,000 for the three months ended March 31, 2000. Trust income increased $51,000 to $210,000 for the three months ended March 31, 2000 as SUN continues to increase the number of trust relationships in SUN's market area. Income from the insurance subsidiary increased $28,000 to $81,000 for the three months ended
March 31, 2000. Other income decreased due to several factors including decreased gains on the sale of other real estate owned, checkbook sales, and non-yield related loan fees.

 	Other operating expenses increased to $3,121,000 for the three months ended
March 31, 2000, compared to $2,880,000 in the same period of 1999.  Salaries and employee benefits increased 4.7% to $1,611,000 as SUN continues to attract new employees to expand SUN's market area coverage.  Net occupancy and furniture and equipment expenses decreased $15,000 to $418,000.  Other expenses increased
19.1% to $855,000 for the three months ended March 31, 2000 due to several factors.  First, in prior years SUN charged collection and recovery expenses to the associated loan, however; SUN now expenses these charges as incurred.  This change in policy resulted in an increase of $73,000 to other expense.  Secondly,
SUN's FDIC assessment increased $11,000 to $22,000 for the three months ended
March 31, 2000.  Additionally, SUN's Pennsylvania Shares Tax increased $11,000 from $139,000 for the three months ended March 31, 1999.  The remaining increase is the result of slight increases incurred during normal operations.

Balance Sheet - March 31, 2000 and December 31, 1999
----------------------------------------------------
 	Total assets were $715,746,000 at March 31, 2000, an increase of $4,825,000 from $710,921,000 at December 31, 1999.  Cash and cash equivalents decreased
$1,748,000 or 10.9% from $16,059,000 at December 31, 1999.  The decrease occurred as SUN's management used the cash to aid the funding of the increased net loan volume of $13,206,000 or an 3.5% increase from December 31, 1999.  With mortgages purchased from Tammac Corporation representing $5,296,000 of the increase.  Securities available for sale decreased by $5,620,000 or 2.0%. The investment portfolio is mainly comprised of mortgage-backed securities and state and municipal bonds. The intangible asset, goodwill, was reduced to $9,248,000 at March 31, 2000. Also, total liabilities increased $3,075,000 to $657,983,000 at March 31, 2000.  Deposits increased by $5,157,000 due primarily to growth of individual retirement and certificate of deposit accounts.  Total borrowed funds decreased $1,768,000 to $248,198,000 at March 31, 2000 with FHLB term borrowings increasing $20,000,000 from December 31, 1999. These additional term borrowings were made to replace short term borrowing's and to take advantage of special rates offered by the FHLB.  SUN's total shareholders'
equity increased $1,750,000 or 3.1% from December 31, 1999 to March 31, 2000.
The increase was primarily the result of debt security market values increasing
$1,985,000, net of tax, while the equity portfolio market values decreased
$332,000, net of tax.  Accumulated other comprehensive income is a volatile component of shareholders' equity as it is derived from changes in the fair values of SUN's investments in bonds, mortgage-backed securities, stocks, and other securities.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Possible Loan Losses
----------------------------------
 	Losses on loans are charged against the allowance in the period in which they have been determined to be uncollectible.  Recoveries of loans previously charged off are credited to the allowance as they are received.
	 The allowance for possible loan losses is evaluated based on management's assessment of the losses inherent in the loan portfolio.  Factors used in this evaluation include historical data on losses by loan type, the composition of the loan portfolio, current economic conditions, and possible losses related to specific loans.  The monthly analysis of possible losses includes identifying loans where the internal credit rating is at or below a predetermined level and includes management's assumptions as to the ability of the borrowers to service the loans.  During this review, it is decided when certain loans should be charged off and if additions to the allowance are necessary.
 	The allowance consists of two components, the specific allocation and the general allocation.  The specific allocation reflects expected losses resulting from the analysis of individual loans with internal credit ratings below a predetermined level.  The general allocation reflects management's evaluation of the other factors, such as historical losses and current economic conditions in the markets served by SUN.  The general allocation also includes managements determination of the amounts necessary for concentration and changes in the mix and volume of the loan portfolio.  In addition to the management review, SUN engages a consulting firm to perform an annual independent credit review of loan relationships in excess of $250,000, and considers the results of this review in determining the allowance.
 	At March 31, 2000, management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions, or if required by banking regulatory agencies.
Although management makes its best estimate as to the additions to the allowance, there can be no assurance future material additions may not be needed.

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


  Equity securities held as of March 31, 2000 and December 31, 1999 are as follows :

(In Thousands)		            		             March 31, 2000
                                         ------------------
								                                             Fair
						                                     Cost      Value
                                         -------    -------
Banks and bank holding companies		       $ 8,767	   $ 6,288
FHLB stock		               			            12,630     12,630
                                         -------    -------
  Total					                             $21,397    $18,918
                                         =======    =======

                       						            December 31, 1999
                                         ------------------
								                                             Fair
						                                     Cost	     Value
                                         -------    -------
Banks and bank holding companies		       $ 8,398	   $ 6,423
FHLB stock					                           12,225     12,225
                                         -------    -------
  Total					                             $20,623    $18,648
                                         =======    =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Adequacy
----------------
  SUN's strong capital position is evidenced by the following capital ratios which are well above the regulatory minimum levels.

(In Thousands)	                                          For Capital
	                                     Actual	         Adequacy Purposes
                                      ------          -----------------
	                                Amount     Ratio          Ratio
                                -------     -----          -----
As of March 31, 2000:
Total Capital	                  $59,983    	15.8%	         8.0%
	 (to Risk Weighted Assets)
Tier I Capital	                 $55,889	    14.7%	         4.0%
	 (to Risk Weighted Assets)
Tier I Capital	                 $55,889     	8.0%	         4.0%
	 (to Average Assets)

As of December 31, 1999:
Total Capital	                  $59,792    	16.1%	         8.0%
	 (to Risk Weighted Assets)
Tier I Capital	                 $55,935	    15.0%	         4.0%
	 (to Risk Weighted Assets)
Tier I Capital	                 $55,935	     8.5%         	4.0%
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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3 -- Omitted pursuant to instructions to Part II

Item 4 -- Submission of Matters to a Vote of Security Holders

         	a. SUN BANCORP, INC held its 2000 Annual Meeting on Thursday, April 27, 2000. See exhibit 1 for complete Certificate of Judges of election.

          b. 	This information is incorporated by reference to Exhibit1, item number one. Those directors whose term of office continued after the meeting are:

		            Max E. Bingaman			    	David R. Dieck
		            Stephen J Gurgovits				Louis A. Eaton
		            Robert A. Hormell				  Dr. Robert Funk
	            	Lehman B. Mengel				   George F. Keller
		            Howard H Schnure				   Dennis J. Van
		            Marlin T. Sierer       Robert J. McCormack

          c. 	This information is incorporated by reference to Exhibit 1

          d. 	None


Item 5 -- Other information

  The registrants's Board of Directors continued the authorization or the repurchase of up to 5% of SUN BANCORP, INC.'s outstanding shares. The stock buy-back program is effective until April 2001. The purchased shares will be used for general corporate purposes.

  On April 24, 2000, the Board of Directors approved a quarterly dividend payment of $.240 per share for shareholders of record May 26, 2000, payable June 9, 2000.

Item 6 -- Exhibits and Reports on Form 8-K

	         a.  No reports on Form 8-K were filed for the quarter ending March 31,
              2000.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   	           SUN BANCORP, INC.

Date          5/12/00        	             /s/  Fred W. Kelly, Jr.
      -----------------------          -----------------------------------
                                      		      Fred W. Kelly, Jr.
                                  	       Chairman of the Board and
                                         		Chief Executive Officer
                                 	      (Principal Executive Officer)


                             	            /s/  Robert J. McCormack
                                       -----------------------------------
                                	             Robert J. McCormack
                                       President & Chief Operating Officer
                                     		 (Principal Financial Officer and
                              	           Principal Accounting Officer)



SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131