Form 10-Q
period 2000-06-30
SUN BANCORP INC
filed 2000-08-14
CIK 713975

             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF  1934

For the quarterly period ended                  JUNE 30, 2000
                               ------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number:                       0-14745
                        -------------------------------------------------------

                                SUN BANCORP, INC. (SUN)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                  23-2233584
---------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

PO BOX 57, SELINSGROVE, PENNSYLVANIA                      17870
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (570) 374-1131
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  Yes        No
                                    ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                    Yes        No
                                    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      COMMON STOCK, NO PAR VALUE                        6,781,448
-------------------------------------      ------------------------------------
               Class                       Outstanding Shares At August 8, 2000

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2000


CONTENTS                                                                                                 PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheet as of June 30, 2000 (Unaudited)
              and December 31, 1999                                                                       3
          Consolidated Statement of Income for the Three and Six Months Ended
              June 30, 2000 and June 30, 1999 (Unaudited)                                                 5
          Consolidated Statement of Cash Flows for the Six Months Ended
              June 30, 2000 and June 30, 1999 (Unaudited)                                                 7

          Notes to the Consolidated Financial Statements (Unaudited)                                      9

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                      14

PART II - OTHER INFORMATION

Item 5 - Other Information                                                                               21

Item 6 - Exhibits and Reports on Form 8-K                                                                21



SIGNATURES                                                                                               22


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

(In Thousands)


                                        June 30, 2000    December 31, 1999
                                         (Unaudited)           (Note)
                                        -------------    -----------------
ASSETS

Cash and due from banks                   $ 13,575           $ 15,079
Interest-bearing deposits in banks          18,594                980
                                          --------           --------

     Total cash and cash equivalents        32,169             16,059

Securities available for sale              278,107            282,616
Loans, net                                 399,035            379,297
Bank premises and equipment, net            10,723             10,542
Intangible asset, goodwill-net               9,059              9,436
Accrued interest and other assets           12,826             12,971
                                          --------           --------
     Total assets                         $741,919           $710,921
                                          ========           ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Continued)

(In Thousands)


                                              June 30, 2000  December 31, 1999
                                               (Unaudited)        (Notex)
                                              -------------  -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                        $  46,298       $  37,783
     Interest-bearing                             378,069         362,338
                                              -------------  -----------------
           Total deposits                         424,367         400,121

Short-term borrowings                              17,588          35,966
Other borrowed funds                              237,000         214,000
Accrued interest and other liabilities              5,633           4,821
                                              -------------  -----------------

        Total liabilities                         684,588         654,908
                                              -------------  -----------------

Shareholders' equity:
    Common stock, no par value per share;
          20,000,000 authorized shares;
          issued 7,225,213 in 2000 and
          6,985,680 in 1999                        81,610          81,520
    Retained earnings (deficit)                   (11,862)        (10,498)
    Accumulated other comprehensive income
          (loss)                                   (7,795)        (10,667)
    Less:  Treasury stock, at cost
          442,449 shares in 2000 and
          401,049 shares in 1999                   (4,622)         (4,342)
                                              -------------  -----------------

        Total shareholders' equity                 57,331          56,013
                                              -------------  -----------------

        Total liabilities and
           shareholders' equity                 $ 741,919       $ 710,921
                                              =============  =================


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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands, Except for Per Share Data)


                                                      For the Three Months    For the Six Months
                                                         Ended June 30           Ended June 30
                                                     ---------------------    ---------------------
                                                       2000         1999        2000         1999
                                                     --------     --------    ---------     -------
Interest income:
     Interest and fees on loans                      $ 8,471      $ 7,259      $16,647      $14,505
     Income from available-for-sale securities:
             Taxable                                   4,177        3,476        8,395        6,566
             Tax Exempt                                  224          491          476        1,100
             Dividends                                   310          234          591          444
     Interest on deposits in banks                        73           14           80           77
                                                     --------     --------    ---------     -------
          Total interest income                       13,255       11,474       26,189       22,692
                                                     --------     --------    ---------     -------
Interest expense:
     Interest on deposits                              4,261        3,554        8,209        7,058
     Interest on short-term borrowings                   241          191          582          337
     Interest on other borrowed funds                  3,196        2,520        6,317        4,931
                                                     --------     --------    ---------     -------
          Total interest expense                       7,698        6,265       15,108       12,326
                                                     --------     --------    ---------     -------
Net interest income                                    5,557        5,209       11,081       10,366

Provision for possible loan losses                       700          450        1,300          900
                                                     --------     --------    ---------     -------
          Net interest income, after provision
          for possible loan losses                   $ 4,857      $ 4,759      $ 9,781      $ 9,466
                                                     --------     --------    ---------     -------


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements


                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)


(In Thousands, Except for Per Share Data)          For the Three Months                For the Six Months
                                                       Ended June 30                      Ended June 30
                                              -----------------------------      -----------------------------
                                                   2000             1999             2000             1999
                                              -------------     -----------      ------------      -----------
Other operating income:
     Service charges on deposit accounts      $       332       $       306      $       646       $       577
     Trust income                                     210               165              420               324
     Net security gains (losses)                   (2,265)              427           (2,250)            1,019
     Income from insurance subsidiary                  60                61              141               114
     Other income                                     167               220              268               441
                                              -----------       -----------      -----------       -----------
Total other operating income (loss)                (1,496)            1,179             (775)            2,475
                                              -----------       -----------      -----------       -----------
Other operating expenses:
     Salaries and employee benefits                 1,600             1,516            3,211             3,055
     Net occupancy expenses                           166               164              345               341
     Furniture and equipment expenses                 296               268              535               524
     Amortization of goodwill                         188               188              377               377
     Expenses of insurance subsidiary                  47                 4               95                 5
     Other expenses                                 1,133               763            1,988             1,481
                                              -----------       -----------      -----------       -----------

Total other operating expenses                      3,430             2,903            6,551             5,783
                                              -----------       -----------      -----------       -----------

Income (loss) before income tax
     provision (credit)                               (69)            3,035            2,455             6,158

Income tax provision (credit)                        (155)              814              561             1,694
                                              -----------       -----------      -----------       -----------

Net income                                    $        86       $     2,221      $     1,894       $     4,464
                                              ===========       ===========      ===========       ===========
PER SHARE DATA

     Net income per share - Basic             $      0.01       $      0.33      $      0.28       $      0.65
                                              ===========       ===========      ===========       ===========
     Weighted average number of shares
        outstanding - Basic                     6,784,333         6,809,665        6,787,483         6,827,086
                                              ===========       ===========      ===========       ===========

     Net income per share - Diluted           $      0.01       $      0.33      $      0.28       $      0.65
                                              ===========       ===========      ===========       ===========
     Weighted average number of shares
        outstanding - Diluted                   6,805,255         6,830,506        6,806,506         6,864,255
                                              ===========       ===========      ===========       ===========

     Dividends paid                           $     0.240       $     0.225      $     0.480       $     0.435
                                              ===========       ===========      ===========       ===========


The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)


                                                                       For the Six Months
                                                                         Ended June 30
                                                                    ------------------------
                                                                       2000           1999
                                                                    ---------      ---------
Cash flows from operating activities:
 Net income                                                         $  1,894       $  4,464
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Provision for possible loan losses                            1,300            900
         Provision for depreciation                                      387            374
         Amortization of goodwill                                        377            377
         Amortization and accretion of securities, net                    84            129
         Net security losses (gains)                                   2,250         (1,019)
         Increase (decrease) in accrued interest and
           other assets                                               (1,088)           321
         Increase in accrued interest and
            other liabilities                                            812            497
                                                                    ---------      ---------
               Net cash provided by operating activities               6,016          6,043
                                                                    ---------      ---------

Cash flows from investing activities:
     Proceeds from sales of available for sale securities             45,759         26,475
     Proceeds from maturities of available for sale securities        11,467         18,296
     Purchases of available for sale securities                      (50,699)       (73,071)
     Net increase in loans                                           (21,285)       (17,378)
     Capital expenditures                                               (568)          (505)
                                                                    ---------      ---------
              Net cash used in investing activities                  (15,326)       (46,183)
                                                                    ---------      ---------

Cash flows from financing activities:
     Net increase in deposits                                         24,246          7,983
     Net (decrease) increase in short-term borrowings                (18,378)         9,736
     Proceeds from other borrowed funds                               75,000         25,000
     Repayments of other borrowed funds                              (52,000)        (2,500)
     Cash dividends paid                                              (3,258)        (2,973)
     Proceeds from sale of stock for employee benefits program            90            211
     Purchase of treasury stock                                         (280)        (1,594)
                                                                    ---------      ---------
                  Net cash provided by financing activities           25,420         35,863
                                                                    ---------      ---------

Net increase (decrease) in cash and cash equivalents                  16,110         (4,277)
Cash and cash equivalents at beginning of period                      16,059         14,230
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $ 32,169       $  9,953
                                                                    =========      =========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

(In Thousands)


                                                        For the Six Months
                                                           Ended June 30
                                                       --------------------
                                                        2000          1999
                                                       -------      -------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:

         Interest                                      $14,688      $12,049
                                                       =======      =======

         Income taxes                                  $ 1,639      $ 1,800
                                                       =======      =======


    Loans with an estimated value of $247,000 at June 30, 2000 and $290,000 at June 30, 1999 were reclassified to foreclosed assets held for sale.


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

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods are included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 8 and 9 of the 1999 Annual Report to Shareholders.

    Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2 - NET INCOME PER SHARE

    Net income per share is computed based on the weighted average number of shares of stock outstanding for each period presented. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of two amounts, basic and diluted net income per share.

    The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three and six month periods ended June 30, 2000 and 1999:

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements

Note 2 - NET INCOME PER SHARE (CONTINUED)


                                         For the Three Months Ended June 30
                                      ------------------------------------------
                                                       Common            Net
                                        Income         Shares         Income Per
                                       Numerator     Denominator         Share
                                      -----------    -----------      ----------
2000
----
    Net income per share - Basic      $   86,000       6,784,333       $   0.01
                                                                       ========

    Dilutive effect of stock options                      20,922

    Net income per share - Diluted    $   86,000       6,805,255       $   0.01
                                      ==========      ==========       ========

1999
----
    Net income per share - Basic      $2,221,000       6,809,665       $   0.33
                                                                       ========

    Dilutive effect of stock options                      20,841
                                                       ---------

    Net income per share - Diluted    $2,221,000       6,830,506       $   0.33
                                      ==========      ==========       ========



                                          For the Six Months Ended June 30
                                       -----------------------------------------
                                                        Common           Net
                                        Income          Shares        Income Per
                                       Numerator      Denominator        Share
                                      ----------      -----------     ----------
2000
----
    Net income per share - Basic      $1,894,000       6,787,483       $   0.28
                                                                       ========

    Dilutive effect of stock options                      19,023
                                                      ----------

    Net income per share - Diluted    $1,894,000       6,806,506       $   0.28
                                      ==========      ==========       ========

1999
----
    Net income per share - Basic      $4,464,000       6,827,086       $   0.65
                                                                       ========

    Dilutive effect of stock options                      37,169
                                                      ----------

    Net income per share - Diluted    $4,464,000       6,864,255       $   0.65
                                      ==========      ==========       ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

     The purpose of reporting comprehensive income (loss) is to report a measure of all changes in SUN's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income (loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact SUN's net income decreased for the three and six months ended June 30, 2000 compared to the corresponding periods in 1999, but comprehensive income (loss) over the same period has increased.


                                                   For the Three Months       For the Six Months
                                                      Ended June 30               Ended June 30
                                                 ----------------------      ----------------------
                                                    2000         1999          2000           1999
                                                 ---------     --------      --------      --------

Net income                                        $   86       $ 2,221       $ 1,894       $ 4,464
                                                  -------      --------      --------      --------
Other comprehensive income (loss):
   Unrealized holding gains (losses) on
       available for sale securities:
   Gains (losses) arising during the period         (418)       (5,773)        2,102        (8,886)
   Reclassification adjustment - realized
       gains included in net income                2,265          (427)        2,250        (1,019)
                                                  -------      --------      --------      --------

Other comprehensive income (loss)
   before income taxes                             1,847        (6,200)        4,352        (9,905)

Income tax (expense) benefit related to
   other comprehensive income (loss)                (628)        2,108        (1,480)        3,368
                                                  -------      --------      --------      --------
Other comprehensive income (loss)                  1,219        (4,092)        2,872        (6,537)
                                                  -------      --------      --------      --------

Comprehensive income (loss)                       $1,305       $(1,871)      $ 4,766       $(2,073)
                                                  =======      ========      ========      ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 4 - SECURITIES AVAILABLE FOR SALE

     The amortized cost and fair value of investment securities at June 30, 2000 and December 31, 1999 were as follows:


                                                                                June 30, 2000
                                                         ------------------------------------------------------------
                                                                           Gross          Gross
                                                          Amortized     Unrealized      Unrealized         Fair
                                                             Cost          Gains          Losses          Value
                                                         ------------- -------------- --------------- ---------------
Debt securities:
     Obligations of U.S. government agencies               $ 242,290      $     169       $  (9,490)      $ 232,969
     Obligations of states and political subdivisions         16,633             26            (477)         16,182
     Other corporate                                          10,935              -               -          10,935
                                                           ---------      ---------       ----------      ---------
     Total debt securities                                   269,858            195          (9,967)        260,086
                                                           ---------      ---------       ----------      ---------
Equity securities:
     Marketable equity securities                              7,429             47          (2,085)          5,391
     Restricted equity securities                             12,630         12,630               -               -
                                                           ---------      ---------       ----------      ---------
     Total equity securities                                  20,059             47          (2,085)         18,021
                                                           ---------      ---------       ----------      ---------

         Total                                             $ 289,917      $     242       $ (12,052)      $ 278,107
                                                           =========      =========       ==========      =========



                                                                              December 31, 1999
                                                         ------------------------------------------------------------
                                                                           Gross          Gross
                                                          Amortized     Unrealized      Unrealized         Fair
                                                             Cost          Gains          Losses          Value
                                                         ------------- -------------- --------------- ---------------
Debt securities:
     Obligations of U.S. government agencies                 $256,605          $   9        $(13,662)       $242,952
     Obligations of states and political subdivisions          21,049            117            (650)         20,516
     Other corporate                                              500              -               -             500
                                                         ------------- -------------- --------------- ---------------
     Total debt securities                                    278,154            126         (14,312)        263,968
                                                         ------------- -------------- --------------- ---------------
Equity securities:
     Marketable equity securities                               8,398              5          (1,980)          6,423
     Restricted equity securities                              12,225              -               -          12,225
                                                         ------------- -------------- --------------- ---------------
     Total equity securities                                   20,623              5          (1,980)         18,648
                                                         ------------- -------------- --------------- ---------------
         Total                                               $298,777           $131        $(16,292)       $282,616
                                                         ============= ============== =============== ===============


SUN BANCORP, INC.
FORM 10-Q
PART I



Item 1.  Financial Statements

Note 5 -  CONTINGENCY

     In April 2000, SUN received correspondence from one of its executives requesting payment of certain amounts and benefits under the executive's interpretation of his employment agreement. SUN management disagrees with this interpretation, therefore no provision for any estimated costs has been made in the six months ended June 30, 2000 financial statements.

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

      The quarterly earnings decrease resulted primarily from two management actions. First, investment portfolio restructuring produced a $2,265,000 loss on securities sales (compared to a $427,000 gain for the second quarter 1999). Second, an additional $250,000 provision for possible loan loss augmented SUN's allowance for loan losses. Excluding those two management actions, net income would be $1,746,000 (or $0.26 per share basic) for the quarter ended June 30, 2000.

      Management's ongoing efforts to improve credit quality resulted in significant improvement in the loan delinquency ratio (all loans past due), which declined to 1.27%. Loan delinquency is now at a ten year low. In addition, SUN reported record levels of net interest income, deposits, loans, and total assets.

      The six-month decrease in earnings resulted primarily from the aforementioned security loss (compared to security gains of $1,019,000 for the six months ended June 30, 1999) and a $400,000 increase in provision for loan loss. Excluding those management actions, net income would have been $3,643,000 (or $0.54 per share) for the six months ended June 30, 2000. The six-month earnings produced Return on Average Assets (ROA) of 0.52% and Return on Average Equity (ROE) of 6.64%. For the same period in 1999, SUN's ROA was 1.40% and ROE was 13.68%. Excluding the security loss, SUN's ROA and ROE would have been 0.93% and 11.85%, respectively.

      Since the acquisition of Bucktail Bank and Trust Company on June 30, 1997, generally accepting accounting principles require management to reflect the effects of goodwill amortization expense on SUN's financial statements. Excluding goodwill, SUN's ROA would be 0.64% and ROE would be 9.47%. For the same period in 1999, excluding goodwill would have resulted in ROA of 1.54% and ROE would be 17.46%

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

      Net interest income increased to $5,557,000 for the three months ended June 30, 2000 as compared to $5,209,000 for the same period of 1999. Total interest and dividend income increased $1,781,000 to $13,255,000 for the three months ended June 30, 2000 as compared to

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999. Most of the increase, $1,212,000, is the result of SUN's continued growth of the loan portfolio. The majority of the remaining increase is the result of SUN's restructuring of the investment portfolio into higher yielding securities. Total interest expense increased $1,433,000 to $7,698,000 for the three months ended June 30, 2000, as compared to 1999. Of the increase, $726,000 is the result of increased borrowings used to fund loan and investment growth. The provision for possible loan losses increased 55.5% to $700,000 for the three months ended June 30, 2000. This increase is the result of growth in our net loan portfolio of $54,024,000, over the past year, even though the delinquency ratio (all loans past due) has fallen to a ten year low of 1.27%.

      Total other operating income remained constant, excluding security gains (losses), for the three months ended June 30, 2000, compared to the same period of 1999. Service charges on deposit accounts increased 8.5% to $332,000 for the three months ended June 30, 2000. Trust income increased 27.3% to $210,000 for the three months ended June 30, 2000, as SUN continues to grow this business segment. Other income decreased 24.1% to $167,000 for the three months ended June 30, 1999. A majority of the decrease is the result of decreased gains on other real estate sold and decreased gains on the sale of loans.

      Other operating expenses increased to $3,430,000 for the three months ended June 30, 2000, compared to $2,903,000 in the same period of 1999. Expenses of the insurance subsidiary increased $43,000 as the result of additional reserve requirements. Salaries and employee benefits increased 5.5% to $1,600,000 as SUN continues to attract new employees to expand SUN's market area coverage. Net occupancy and furniture and equipment expenses increased 6.9% to $462,000 as SUN opened two new branches since June 30, 1999. Other expenses increased $370,000 to $1,133,000 for the three months ended June 30, 2000. The increase is the result of several factors. First, in prior years, SUN charged collection and recovery expenses to the associated loan; however SUN now expenses these charges as incurred. Second, SUN has employed consultants to advise management with regard to expanding SUN's infrastructure to pursue future opportunities. Finally, there have been slight increases in other normal business activities (including the FDIC assessment and the Pennsylvania Shares
Tax).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      Net interest income for the six months ended June 30, 2000, increased $715,000, or 6.9%, over the same period in 1999, principally due to net loan growth and increased investment in mortgage-backed securities. Other operating income, excluding security gains (losses), increased to $1,475,000. As discussed earlier, increases in trust income and service charges on deposit accounts were offset by a decrease in other income. Other operating expenses increased $768,000, or 13.2%, for the six months ended June 30, 2000, over the same period in 1999 primarily to the reasons described above in the three month ended June 30, 2000, analysis.

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BALANCE SHEET - JUNE 30, 2000 AND DECEMBER 31, 1999

      Total assets were $741,919,000 at June 30, 2000, an increase of $30,998,000 from $710,921,000 at December 31, 1999. Cash and cash equivalents increased $16,110,000 or 100.3% from $16,059,000 at December 31, 1999. The increase occurred as SUN's management invested in cash equivalents in anticipation of Federal Home Loan Bank (FHLB) term borrowings maturing in the third quarter of 2000. Securities available for sale remained constant as SUN used the growth in deposits of $24,246,000 to fund net loan growth of $19,738,000. The intangible asset, goodwill, was reduced to $9,059,000 at June 30, 2000. Also, total liabilities increased $29,680,000, or 4.5 % to $684,588,000 at June 30, 2000. Interest bearing deposits increased $15,731,000 to $378,069,000 due to growth of $13,489,000 in NOW accounts. Total borrowed funds increased $4,622,000 to $254,588,000 at June 30, 2000, with the FHLB term borrowings representing $23,000,000 of the increase. These additional borrowings were taken to obtain advantageous rates offered by the FHLB and were used to provide funds to retire maturing debt. SUN's total shareholders' equity increased $1,318,000 from December 31, 1999 to June 30, 2000. The increase in shareholders' equity is primarily the result of a change in accumulated other comprehensive loss offset by the net income and dividends paid for the six months ended June 30, 2000. In addition, SUN purchased 41,400 shares of treasury stock with a cost of $849,000 over the past six months.

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

     The allowance consists of two components, the specific allocation and the general allocation. The specific allocation reflects expected losses resulting from the analysis of individual loans with internal credit ratings below a predetermined level. The general allocation reflects management's evaluation of the other factors, such as historical losses and current economic conditions in the markets served by SUN. The general allocation also includes management's determination of the amounts necessary for concentrations and changes in the mix and volume of the loan portfolio. In addition to the management review, SUN engages a consulting firm to perform an annual independent credit review of loan relationships in excess of $250,000, and considers the results of this review in determining the allowance.

     At June 30, 2000, management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions, or if required by banking regulatory agencies. Although management makes its best estimate as to the additions to the allowance, there can be no assurance future material additions may not be needed.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EQUITY SECURITIES RISK

     SUN's equity securities portfolio consists of restricted stock (FHLB), investments in stocks of other banks and bank holding companies, mainly based in Pennsylvania, and several holdings of non-bank companies.

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

     Equity securities held as of June 30, 2000 and December 31, 1999


                                         June 30, 2000
                                      --------------------
                                                     Fair
                                        Cost         Value
                                      -------      -------
Banks and bank holding companies      $ 7,342      $ 5,298
FHLB stock                             12,630       12,630
Non-bank companies                         87           93
                                      -------      -------
      Total                           $20,059      $18,021
                                      =======      =======



                                        December 31, 1999
                                      --------------------
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

(In Thousands)


                                                           Actual                         For Capital
                                                           ------                      Adequacy Purposes
                                                   Amount           Ratio                    Ratio
                                                   -------          -----              -----------------
As of June 30, 2000:
Total Capital                                      $58,777          14.8%                     8.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $54,718          13.8%                     4.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $54,718           7.7%                     4.0%
   (to Average Assets)

As of December 31, 1999:
Total Capital                                      $59,792          16.1%                     8.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $55,935          15.0%                     4.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $55,935           8.5%                     4.0%
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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II

Item 5 -- Other information

    On July 27, 2000, the Registrant's Board of Directors approved a quarterly dividend payment of $.15 per share for shareholders of record August 25, 2000, payable September 8, 2000.

     In addition, the Registrant's Board of Directors authorized the repurchase of up to 10% of SUN BANCORP, INC.'s outstanding shares. The stock buy-back program is effective until April 2001.

Item 6 -- Exhibits and Reports on Form 8-K

     a. On April 3, 2000 the Registrant filed an 8-K announcing the retirement of George F. Keller as Chairman of the Board and the appointment of Fred W. Kelly, Jr. as Chairman of the Board and Chief Executive Officer and Robert J. McCormack as President and Chief Operating Officer.

     b. On June 2, 2000 the Registrant filed an 8-K announcing a significant drop in earnings for the second quarter of 2000 due to a restructuring of the Registrant's investment portfolio.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUN BANCORP, INC.

Date   8/14/00                            /s/  FRED W. KELLY, JR.
                                     -----------------------------------
                                               Fred W. Kelly, Jr.
                                          Chairman of the Board and
                                           Chief Executive Officer
                                        (Principal Executive Officer)

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