Form 10-Q
period 2000-09-30
SUN BANCORP INC
filed 2000-11-14
CIK 713975

              FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000
                                   ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ______________

Commission File Number:  0-14745
                         -------

                             SUN BANCORP, INC. (SUN)
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                              23-2233584
--------------------------------------            --------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                   PO Box 57, Selinsgrove, Pennsylvania      17870
               -----------------------------------------  -----------
               (Address of principal executive offices)    (Zip code)

                                 (570) 374-1131
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   / / Yes  / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                         6,730,677
      --------------------------        --------------------------------------
                Class                   Outstanding Shares At November 7, 2000

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000



CONTENTS                                                                           Page
                                                                                   ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements:

          Consolidated Balance Sheet as of September 30, 2000 (Unaudited)
              and December 31, 1999                                                  3
          Consolidated Statement of Income for the Three and Nine Months Ended
              September 30, 2000 and September 30, 1999 (Unaudited)                  5
          Consolidated Statement of Cash Flows for the Nine Months Ended
              September 30, 2000 and September 30, 1999 (Unaudited)                  7

          Notes to the Consolidated Financial Statements (Unaudited)                 9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  14


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information                                                          21

Item 6 - Exhibits and Reports on Form 8-K                                           21

SIGNATURES                                                                          22

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

(In Thousands, Except for Share Data)

                                          September 30, 2000         December 31, 1999
                                             (Unaudited)                  (Note)
                                          ------------------         -----------------
ASSETS

Cash and due from banks                       $ 12,662                    $ 15,079
Interest-bearing deposits in banks              26,756                         980
                                              --------                    --------

     Total cash and cash equivalents            39,418                      16,059

Securities available for sale                  275,453                     282,616
Loans, net                                     397,773                     379,297
Bank premises and equipment, net                10,741                      10,542
Intangible asset, goodwill-net                   8,870                       9,436
Accrued interest and other assets               13,825                      12,971
                                              --------                    --------

     Total assets                             $746,080                    $710,921
                                              ========                    ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)

(In Thousands, Except for Share Data)

                                                    September 30, 2000     December 31, 1999
                                                        (Unaudited)             (Note)
                                                    -------------------    -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                 $ 41,203             $ 37,783
     Interest-bearing                                     408,077              362,338
                                                         --------             --------
        Total deposits                                    449,280              400,121

Short-term borrowings                                      10,260               35,966
Other borrowed funds                                      222,000              214,000
Accrued interest and other liabilities                      4,086                4,821
                                                         --------             --------

        Total liabilities                                 685,626              654,908
                                                         --------             --------

Shareholders' equity:
    Common stock, no par value per share;
        20,000,000 authorized shares;
        issued 7,227,043 in 2000 and
        6,985,680 in 1999                                  81,631               81,520
    Retained earnings (deficit)                           (11,107)             (10,498)
    Accumulated other comprehensive income (loss)          (5,276)             (10,667)
    Less:  Treasury stock, at cost,
           455,549 shares in 2000 and
           426,049 shares in 1999                          (4,794)              (4,342)
                                                         --------             --------

        Total shareholders' equity                         60,454               56,013
                                                         --------             --------

        Total liabilities and
           shareholders' equity                          $746,080             $710,921
                                                         ========             ========

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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                   -----------
(In Thousands, Except for Per Share Data)

                                                     For the Three Months      For the Nine Months
                                                      Ended September 30        Ended September 30
                                                     --------------------      --------------------
                                                      2000         1999         2000         1999
                                                     -------      -------      -------      -------
Interest and dividend income:
     Interest and fees on loans                      $ 8,626      $ 7,453      $25,273      $21,958
     Income from available for sale securities:
          Taxable                                      4,149        3,808       12,544       10,374
          Tax Exempt                                     261          411          737        1,511
          Dividends                                      392          259          983          703
     Interest on deposits in banks and other
          financial institutions                         263           60          343          137
                                                     -------      -------      -------      -------

          Total interest and dividend income          13,691       11,991       39,880       34,683
                                                     -------      -------      -------      -------

Interest expense:
     Interest on deposits                              4,779        3,727       12,988       10,785
     Interest on short-term borrowings                   138          273          720          610
     Interest on other borrowed funds                  3,357        2,629        9,674        7,560
                                                     -------      -------      -------      -------

          Total interest expense                       8,274        6,629       23,382       18,955
                                                     -------      -------      -------      -------

Net interest income                                    5,417        5,362       16,498       15,728

Provision for possible loan losses                       600          450        1,900        1,350
                                                     -------      -------      -------      -------

          Net interest income, after provision
          for possible loan losses                   $ 4,817      $ 4,912      $14,598      $14,378
                                                     -------      -------      -------      -------

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                   -----------
                                   (Continued)

(In Thousands, Except for Per Share Data)

                                                     For the Three Months                  For the Nine Months
                                                       Ended September 30                    Ended September 30
                                                -----------------------------        --------------------------------
                                                    2000               1999              2000                 1999
                                                -----------        -----------        -----------         -----------
Other operating income:
     Service charges on deposit accounts        $       333        $       312        $       979         $       889
     Trust income                                       200                200                620                 524
     Net security gains (losses)                        247                517             (2,003)              1,536
     Income from insurance subsidiary                    89                 73                230                 187
     Other income                                        88                173                356                 614
                                                -----------        -----------        -----------         -----------

Total other operating income                            957              1,275                182               3,750
                                                -----------        -----------        -----------         -----------

Other operating expenses:
     Salaries and employee benefits                   1,749              1,555              4,960               4,610
     Net occupancy expenses                             155                163                500                 504
     Furniture and equipment expenses                   297                263                832                 787
     Amortization of goodwill                           189                189                566                 566
     Expenses of insurance subsidiary                    55                 85                150                  90
     Other expenses                                     919                861              2,907               2,342
                                                -----------        -----------        -----------         -----------

Total other operating expenses                        3,364              3,116              9,915               8,899
                                                -----------        -----------        -----------         -----------

Income before income tax provision                    2,410              3,071              4,865               9,229

Income tax provision                                    639                820              1,200               2,514
                                                -----------        -----------        -----------         -----------

Net income                                      $     1,771        $     2,251        $     3,665         $     6,715
                                                ===========        ===========        ===========         ===========
PER SHARE DATA
--------------

     Net income per share - Basic               $      0.26        $      0.33        $      0.54         $      0.98
                                                ===========        ===========        ===========         ===========
     Weighted average number of shares
        outstanding - Basic                       6,776,570          6,801,918          6,783,845           6,818,697
                                                ===========        ===========        ===========         ===========

     Net income per share - Diluted             $      0.26        $      0.33        $      0.54         $      0.98
                                                ===========        ===========        ===========         ===========
     Weighted average number of shares
        outstanding - Diluted                     6,785,209          6,863,007          6,799,407           6,863,839
                                                ===========        ===========        ===========         ===========

     Dividends declared and paid                $     0.150        $     0.230        $     0.630         $     0.665
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   -----------
(In Thousands)

                                                                         For the Nine Months
                                                                          Ended September 30
                                                                      ---------------------------
                                                                        2000               1999
                                                                      ----------        ----------
Cash flows from operating activities:
   Net income                                                         $   3,665         $   6,715
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Provision for possible loan losses                               1,900             1,350
         Provision for depreciation                                         581               561
         Amortization of goodwill                                           566               566
         Amortization and accretion of securities, net                       61               200
         Net security losses (gains)                                      2,003            (1,536)
         (Increase) decrease in accrued interest and
           other assets                                                  (3,137)              656
         (Decrease) increase in accrued interest and
            other liabilities                                              (735)              505
                                                                      ----------        ----------
               Net cash provided by operating activities                  4,904             9,017
                                                                      ----------        ----------
Cash flows from investing activities:
     Proceeds from sales of available for sale securities                47,702            35,157
     Proceeds from maturities of available for sale securities           26,247            23,613
     Purchases of available for sale securities                         (60,682)         (109,955)
     Net increase in loans                                              (20,870)          (31,399)
     Capital expenditures                                                  (780)           (1,248)
                                                                      ----------        ----------
              Net cash used in investing activities                      (8,383)          (83,832)
                                                                      ----------        ----------

Cash flows from financing activities:
     Net increase in deposits                                            49,159            49,397
     Net decrease in short-term borrowings                              (25,706)          (16,559)
     Proceeds from other borrowed funds                                 100,000            50,000
     Repayments of other borrowed funds                                 (92,000)           (2,500)
     Cash dividends paid                                                 (4,274)           (4,537)
     Proceeds from sale of stock for employee benefits program              111               342
     Purchase of treasury stock                                            (452)           (1,955)
                                                                      ----------        ----------
              Net cash provided by financing activities                  26,838            74,188
                                                                      ----------        ----------

Net increase (decrease) in cash and cash equivalents                     23,359              (627)
Cash and cash equivalents at beginning of period                         16,059            14,230
                                                                      ----------        ----------
Cash and cash equivalents at end of period                            $  39,418         $  13,603
                                                                      ==========        ==========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   -----------
                                   (Continued)

(In Thousands)

                                                         For the Nine Months
                                                          Ended September 30
                                                        ----------------------
                                                          2000          1999
                                                        --------       -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:

         Interest                                        $24,291       $18,646
                                                         =======       =======

         Income taxes                                    $ 2,039       $ 2,675
                                                         =======       =======


    Loans with an estimated value of $494,000 and $608,000 were reclassified to foreclosed asset held for sale during the nine month periods ended
      September 30, 2000 and 1999.

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

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods are included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

    The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three and nine-month periods ended September 30, 2000 and 1999:

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 1.  Financial Statements

Note 2 - NET INCOME PER SHARE (CONTINUED)

                                                   For the Three Months Ended September 30
                                            -----------------------------------------------------
                                                                   Common                 Net
                                              Income               Shares              Income Per
                                             Numerator           Denominator             Share
                                           -----------           -----------           ----------
2000
----

    Net income per share - Basic            $1,771,000             6,776,570            $   0.26
                                                                                        ========
    Dilutive effect of stock options                                   8,639
                                                                  ----------

    Net income per share - Diluted          $1,771,000             6,785,209            $   0.26
                                            ==========            ==========            ========

1999
----

    Net income per share - Basic            $2,251,000             6,801,918            $   0.33
                                                                                        ========

    Dilutive effect of stock options                                  61,089
                                                                  ----------

    Net income per share - Diluted          $2,251,000             6,863,007            $   0.33
                                            ==========            ==========            ========



                                                   For the Nine Months Ended September 30
                                            -----------------------------------------------------
                                                                   Common                 Net
                                              Income               Shares              Income Per
                                             Numerator           Denominator             Share
                                           -----------           -----------           ----------
2000
----
    Net income per share - Basic            $3,665,000             6,783,845            $   0.54
                                                                                        ========

    Dilutive effect of stock options                                  15,562
                                                                  ----------

    Net income per share - Diluted          $3,665,000             6,799,407            $   0.54
                                            ==========            ==========            ========

1999
----
    Net income per share - Basic            $6,715,000             6,818,697            $   0.98
                                                                                        ========

    Dilutive effect of stock options                                  45,142
                                                                  ----------

    Net income per share - Diluted          $6,715,000             6,863,839            $   0.98
                                            ==========            ==========            ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

     The purpose of reporting comprehensive income (loss) is to report a measure of all changes in SUN's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For SUN, "comprehensive income (loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact SUN's net income decreased for the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999, but comprehensive income (loss) over the same period has increased.

                                                     For the Three Months           For the Nine Months
                                                      Ended September 30             Ended September 30
                                                    -----------------------        -----------------------
                                                      2000          1999             2000          1999
                                                    ---------     ---------        ---------     ---------
Net income                                          $  1,771      $  2,251         $  3,665      $  6,715
                                                    ---------     ---------        ---------     ---------

Other comprehensive income (loss):
   Unrealized holding gains (losses) on
       available for sale securities:
   Gains (losses) arising during the period            4,064        (3,113)           6,166       (11,999)
   Reclassification adjustment - realized
       (gains) losses included in net income            (247)         (517)           2,003        (1,536)
                                                    ---------     ---------        ---------     ---------

Other comprehensive income (loss)
   before income taxes                                 3,817        (3,630)           8,169       (13,535)

Income tax (expense) benefit related to
   other comprehensive income (loss)                  (1,298)        1,234           (2,778)        4,602
                                                    ---------     ---------        ---------     ---------

Other comprehensive income (loss)                      2,519        (2,396)           5,391        (8,933)
                                                    ---------     ---------        ---------     ---------

Comprehensive income (loss)                         $  4,290      $   (145)        $  9,056      $ (2,218)
                                                    =========     =========        =========     =========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 4 - SECURITIES AVAILABLE FOR SALE

     The amortized cost and fair value of investment securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                             September 30, 2000
                                                         -----------------------------------------------------------
                                                                            Gross           Gross
                                                           Amortized      Unrealized      Unrealized         Fair
                                                             Cost           Gains           Losses           Value
                                                         -------------    -----------     ------------    ----------
Debt securities:
     Obligations of U.S. government agencies               $ 241,480       $     372       $  (5,701)      $ 236,151
     Obligations of states and political subdivisions         18,342             165            (282)         18,225
     Other corporates                                          5,261            --              (185)          5,076
                                                           ---------       ---------       ----------      ---------

     Total debt securities                                   265,083             537          (6,168)        259,452
                                                           ---------       ---------       ----------      ---------

Equity securities:
     Marketable equity securities                              4,819               2          (1,450)          3,371
     Restricted equity securities                             12,630            --              --            12,630
                                                           ---------       ---------       ----------      ---------

     Total equity securities                                  17,449               2          (1,450)         16,001
                                                           ---------       ---------       ----------      ---------

         Total                                             $ 282,532       $     539       $  (7,618)      $ 275,453
                                                           =========       =========       ==========      =========

                                                                              December 31, 1999
                                                         -----------------------------------------------------------
                                                                            Gross           Gross
                                                           Amortized      Unrealized      Unrealized         Fair
                                                             Cost           Gains           Losses           Value
                                                         -------------    -----------     ------------    ----------
Debt securities:
     Obligations of U.S. government agencies               $ 256,605       $       9       $ (13,662)      $ 242,952
     Obligations of states and political subdivisions         21,049             117          20,516            (650)
     Other corporate                                             500            --              --               500
                                                           ---------       ---------       ----------      ---------

     Total debt securities                                   278,154             126         (14,312)        263,968
                                                           ---------       ---------       ----------      ---------

Equity securities:
     Marketable equity securities                              8,398               5          (1,980)          6,423
     Restricted equity securities                             12,225            --              --            12,225
                                                           ---------       ---------       ----------      ---------

     Total equity securities                                  20,623               5          (1,980)         18,648
                                                           ---------       ---------       ----------      ---------

         Total                                             $ 298,777       $     131       $ (16,292)      $ 282,616
                                                           =========       =========       ==========      =========

SUN BANCORP, INC.
FORM 10-Q
PART I



Item 1.  Financial Statements

Note 5 -  CONTINGENCY

     In April 2000, SUN received correspondence from one of its executives requesting payment of certain amounts and benefits under the executive's interpretation of his employment agreement. SUN management disagrees with this interpretation; therefore, no provision for any estimated costs has been made in the nine months ended September 30, 2000 financial statements.

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

     SUN's net income for the three months ended September 30, 2000 was $1,771,000 ($0.26 per share basic and diluted) as compared to $2,251,000 for the three months ended September 30, 1999 ($0.33 per share basic and diluted). The quarterly earnings decrease resulted primarily from the two items that follow. First, the provision for possible loan loss was increased $150,000 due to loan growth and a change in the mix of SUN's loan portfolio. Second, SUN recognized $517,000 in net security gains for the three months ended September 30, 1999 as compared to $247,000 for the three months ended September 30, 2000.

      Management's ongoing efforts to improve credit quality resulted in a significant improvement in the loan delinquency ratio (all loans past due), which declined to 1.41% at September 30, 2000 from 2.05% at December 31, 1999. In addition, SUN reported record levels of deposits and total assets at September 30, 2000.

      The nine-month decrease in earnings resulted primarily from the investment portfolio restructuring in the second quarter, which resulted in a $2,265,000 loss on securities sales. For the nine months ended September 30, 2000 realized security losses are $2,003,000 as compared to security gains of $1,536,000 for the nine months ended September 30, 1999. In addition, SUN's management has increased the provision for loan losses by $550,000 to $1,900,000 for the nine months ended September 30, 2000. The nine-month earnings produced Return on Average Assets (ROA) of 0.68% and Return on Average Equity (ROE) of 8.57%. For the same period in 1999, SUN's ROA was 1.38% and ROE was 13.78%.

      Since the acquisition of Bucktail Bank and Trust Company on June 30, 1997, generally accepting accounting principles require management to reflect the effects of goodwill amortization expense on SUN's financial statements. Excluding goodwill, SUN's ROA would be 0.79% and ROE would be 11.83%. For the same period in 1999, excluding goodwill would have resulted in ROA of 1.52% and ROE would be 17.59%

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Net interest income increased to $5,417,000 for the three months ended September 30, 2000 as compared to $5,362,000 for the same period of 1999. Total interest and dividend income

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


increased $1,700,000 to $13,691,000 for the three months ended September 30, 2000 as compared to 1999. Most of the increase, $1,173,000, is the result of SUN's continued growth of the loan portfolio. The majority of the remaining increase is the result of SUN's restructuring of the investment portfolio into higher yielding securities. Total interest expense increased $1,645,000 to $8,274,000 for the three months ended September 30, 2000, as compared to 1999. Of the increase, $1,052,000 is the result of the growth in deposits along with higher rates being paid on certificates of deposit. The remaining increase in interest expense is the result of increased borrowings at higher rates used to fund loan and investment growth. The provision for possible loan losses increased 33.3% to $600,000 for the three months ended September 30, 2000. This increase is the result of growth in our net loan portfolio of $41,403,000, from September 30, 1999, even though the delinquency ratio (all loans past due) has fallen to 1.41% from 2.03% at September 30, 1999.

      Total other operating income remained constant, excluding security gains, for the three months ended September 30, 2000, compared to the same period of 1999. Service charges on deposit accounts increased 6.7% to $333,000 for the three months ended September 30, 2000. Other income decreased $85,000 to $88,000 for the three months ended September 30, 2000. A majority of the decrease is the result of decreased gains on other real estate sold and decreased gains on the sale of loans.

      Other operating expenses increased to $3,364,000 for the three months ended September 30, 2000, compared to $3,116,000 in the same period of 1999. Salaries and employee benefits increased 12.5% to $1,749,000 for the three months ended September 30, 2000 as SUN continues to attract new employees to expand SUN's market area coverage. Net occupancy and furniture and equipment expenses increased 6.1% to $452,000 as SUN opened two new branches in the Williamsport area since September 30, 1999. Expenses of the insurance subsidiary decreased $30,000 do to decreased reserve requirements. Other expenses increased $58,000 to $919,000 for the three months ended September 30, 2000. The increase is the result of several factors. First, in prior years, SUN charged collection and recovery expenses to the associated loan; however SUN now expenses these charges as incurred. Second, SUN has employed consultants to advise management with regard to expanding SUN's infrastructure to pursue future opportunities. Finally, there have been slight increases in other normal business activities (including the FDIC assessment and the Pennsylvania Shares Tax).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Net interest income for the nine months ended September 30, 2000, increased $770,000, or 4.9%, over the same period in 1999, principally due to net loan growth. and increased investment in mortgage-backed securities. Other operating income, excluding security gains (losses), decreased to $2,185,000 from $2,214,000 for the nine months ended September 30, 1999. Increases in trust income and service charges on deposit accounts were offset by a decrease in other income, which is the result of decreased gains on other real estate sold and decreased gains

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


on the sale of loans. Other operating expenses increased $1,016,000, or 11.4%, for the nine months ended September 30, 2000, over the same period in 1999 primarily to the reasons described above in the three months ended September 30, 2000, analysis.

BALANCE SHEET - SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

      Total assets were $746,080,000 at September 30, 2000, an increase of $35,159,000 from $710,921,000 at December 31, 1999. Cash and cash equivalents increased $23,359,000 or 145.5% from $16,059,000 at December 31, 1999. The increase occurred as SUN's management invested in cash equivalents in anticipation of future loan growth and investment opportunities. Securities available for sale decreased $7,163,000 as SUN used the growth in deposits of $49,159,000 to fund net loan growth of $18,476,000. The intangible asset, goodwill, was reduced to $8,870,000 at September 30, 2000. Also, total liabilities increased $30,718,000, or 4.7% to $685,626,000 at September 30, 2000. Interest bearing deposits increased $45,739,000 to $408,077,000 do to growth of $9,963,000 in NOW accounts and growth of $30,689,000 in certificates of deposit. Total borrowed funds decreased $17,706,000 to $232,260 at September 30, 2000, with total FHLB borrowings representing $13,425,000 of the decrease. These additional borrowings were taken to obtain advantageous rates offered by the FHLB and were used to provide funds to retire maturing debt and to fund loan growth. SUN's total shareholders' equity increased $4,441,000 from December 31, 1999 to September 30, 2000. The increase in shareholders' equity is primarily the result of a change in accumulated other comprehensive loss offset by the net income and dividends paid for the nine months ended September 30, 2000. In addition, SUN purchased 29,500 shares of treasury stock with a cost of $452,000 over the past nine months.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

     At September 30, 2000, management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions, or if required by banking regulatory agencies. Although management makes its best estimate as to the additions to the allowance, there can be no assurance future material additions may not be needed.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

     Equity securities held as of September 30, 2000 and December 31, 1999


                                            September 30, 2000
                                          ------------------------
                                                            Fair
                                           Cost             Value
                                          -------          -------
Banks and bank holding companies          $ 4,732          $ 3,293
FHLB stock                                 12,630           12,630
Non-bank companies                             87               78
                                          -------          -------
      Total                               $17,449          $16,001
                                          =======          =======

                                              December 31, 1999
                                         --------------------------
                                                            Fair
                                            Cost            Value
                                         --------          -------
Banks and bank holding companies          $ 8,398          $ 6,423
FHLB stock                                 12,225           12,225
                                          -------          -------
      Total                               $20,623          $18,648
                                          =======          =======


SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


CAPITAL ADEQUACY

     SUN's strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(In Thousands)

                                                                         For Capital
                                                Actual                Adequacy Purposes
                                        ----------------------        -----------------
                                        Amount           Ratio              Ratio
                                        ------           -----              -----
As of September 30, 2000:
Total Capital                           $60,384          15.3%               8.0%
   (to Risk Weighted Assets)
Tier I Capital                          $55,772          14.2%               4.0%
   (to Risk Weighted Assets)
Tier I Capital                          $55,772           7.7%               4.0%
   (to Average Assets)

As of December 31, 1999:
Total Capital                           $59,792          16.1%               8.0%
   (to Risk Weighted Assets)
Tier I Capital                          $55,935          15.0%               4.0%
   (to Risk Weighted Assets)
Tier I Capital                          $55,935           8.5%               4.0%
   (to Average Assets)


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II


Item 5 -- Other information

    On October 26, 2000, the Registrant's Board of Directors approved a quarterly dividend payment of $.15 per share for shareholders of record November 24, 2000, payable December 8, 2000.

     In addition, on July 27, 2000 the Registrant's Board of Directors authorized the repurchase of up to 10% of SUN BANCORP, INC.'s outstanding shares. The stock buy-back program is effective until April 2001.


Item 6 -- Exhibits and Reports on Form 8-K

  a. No reports on Form 8-K were filed for the quarter ended September 30, 2000.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SUN BANCORP, INC.

Date 11/14/00                                   /s/  Robert J. McCormack
     ----------------                     --------------------------------------
                                                    Robert J. McCormack
                                            President & Chief Operating Officer
                                               (Principal Executive Officer)


                                                  /s/ Jonathan J. Hullick
                                           -------------------------------------
                                                    Jonathan J. Hullick
                                            Exec. VP & Chief Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)


SUN BANCORP, INC.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131