Form 10-K
period 2000-12-31
SUN BANCORP INC
filed 2001-03-23
CIK 713975

          FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 2000
                          ------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the transition period from                     to
                               -------------------     ---------------------
Commission File Number 0-14745
                       --------
                             SUN BANCORP, INC. (SUN)
 ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2233584
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

PO Box 57, Selinsgrove, PA                                      17870
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  570-374-1131
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
    Title of each class                             which registered
---------------------------                   ------------------------------
          None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, No Par Value
----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 9, 2001, the Registrant had 6,634,807 shares of common stock outstanding with a no par value. Based on the closing bid price of $15.125 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $110,351,456.

Portions of the 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 2001 Proxy Statement for the Annual Shareholders' Meeting to be held on April 26, 2001 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

                                     PART I

ITEM 1 - BUSINESS

     SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982. SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987. On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank
(Bank). SUN also owns the Pennsylvania SUN Life Insurance Company, a credit life and disability insurance company formed in 1993. SUN is a limited partner in three partnerships for the purpose of building, owning, and operating an affordable elderly apartment complex in SUN's market area. As part of the agreement, SUN is able to recognize tax credits from this economic development project. On June 30, 1997, SUN acquired Bucktail Bank and Trust Company (Bucktail) from FNB Corporation. Concurrently, Bucktail was merged into Sun Bank. On October 4, 2000, Sun Bank changed its legal title to SunBank and discontinued using the trade names Snyder County Trust Company, Watsontown Bank, Central Pennsylvania Bank, and Bucktail Bank and Trust Company. On October 30, 2000, SUN acquired seventy-five percent of Sun Abstract and Settlement Services for the sum of $15,000 which represents the total investment.

     SunBank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in central Pennsylvania. SunBank operates sixteen banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, Cameron, and Elk Counties. At December 31, 2000, SunBank had total assets of $741,928,000 and total shareholders' equity of $61,307,000. Net income for 2000 was $4,721,000.

     SunBank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, and safe deposit services. SunBank also operates a trust department that provides full fiduciary services. Also, 33 Automated Teller Machines (ATMs) and cash dispensing units throughout the service area provide 24-hour banking service. SunBank's activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations. Additionally, SunBank's business is not seasonal in nature and does not engage in foreign transactions. The majority of the loan portfolio is comprised of residential real estate loans and consumer loans (predominately automobiles). SunBank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) in the amount allowed by law.

     The Pennsylvania SUN Life Insurance Company (SUN Life) provides credit life and disability insurance to SunBank's credit customers. SUN Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 2000, SUN Life had total assets of $811,000 and total shareholders' equity of $465,000. Net income for 2000 was $71,000.

     Competition continues to heighten in the financial services industry not only among banks but also with savings and loan associations, credit unions, discount brokerage firms, insurance companies, and other nonbank financial service providers. Changing regulatory and economic conditions affect SUN's ability to compete effectively in its market area. Most of the competition is centered around the setting of interest rates to be charged on loans and rates paid on deposits, fees on deposit accounts, and customer service. SUN's management feels it competes effectively in its market area.

     SUN is subject to regulation and supervision by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking. SUN files quarterly and annual reports with the Federal Reserve Bank (FRB) of Philadelphia and periodic on-site exams of SUN are done by the FRB. Regular examinations of SunBank are conducted by the FDIC and the Pennsylvania Department of Banking.

     SUN and the Pennsylvania SUN Life Insurance Company do not have any employees. At December 31, 2000, SunBank employed 264 persons. SunBank offers a variety of benefit programs and feels its relationship with its employees is good.

ITEM 2 - PROPERTIES

     SUN's corporate office is located in SunBank's main banking office. SUN owns all of its properties with the exception of an off-site ATM, (Item 8), Johnsonburg (Item 13), South Williamsport (Item 18), and Loyalsock (Item 20), which are leased. In 1995, SUN purchased parcels of land in Liverpool for the purpose of building a branch in the future. In 2000, the Loyalsock branch (Item
20) was opened. All properties are in good condition and adequate for SunBank's purposes. The following is a list of the banking offices, the addresses, and a brief description of each office.

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

  19. Maynard Street      90 Maynard Street                     Brick structure
                          Williamsport, PA 17701

  20. Loyalsock           814 Westminster Drive                 Masonry Block
                          Williamsport, PA 17701

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     In April 1993, the common stock of SUN BANCORP, INC. began trading publicly on the NASDAQ national market system under the symbol SUBI. Prior to this date, the stock was not traded on an established stock exchange; however, it was traded on the over-the-counter market. As of March 9, 2001, SUN had approximately 2,185 holders of its common stock. SUN offers its shareholders a Dividend Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock of SUN.

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

     Additional stock information is incorporated by reference to Shareholder Information found on page 52 of the 2000 Annual Report to Shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

     This item is incorporated by reference to information under the heading Five Year Financial Highlights on page 37 of the 2000 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item is incorporated by reference to Management's Discussion and Analysis on pages 38 through 51 of the 2000 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item is incorporated by reference to Management's Discussion and Analysis on pages 49 and 50 of the 2000 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report set forth on pages 14 through 36 of the 2000 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 6 of the Corporation's 2001 Proxy Statement.

     Information regarding disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to Compliance with Securities and Exchange Act on page 20 of the Corporation's 2001 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

     Information relating to management remuneration and compensation is incorporated herein by reference to Executive Compensation and Other Information on page 14 of the 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 10 of the 2001 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to footnote 14 on page 30 of the 2000 Annual Report to Shareholders and under the heading of Transactions with Management on page 20 of the 2001 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) The following consolidated financial statements and independent auditors' report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Part II, Item 8:

                Consolidated Balance Sheets - December 31, 2000 and 1999

                Consolidated Statements of Income - Years Ended December 31, 2000, 1999, and 1998

                Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2000, 1999, and 1998

                Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999, and 1998

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

                  13 Annual Report to Shareholders of SUN BANCORP, INC. for the year ended December 31, 2000 is filed herewith. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered "filed" as part of the Form 10-K filing.

                  21    Subsidiaries of the Registrant are filed herewith.

                  22 Published Report Regarding Matters Submitted To Vote Of Shareholders is incorporated by reference to the 2001 Definitive Proxy Statement of SUN BANCORP, INC.

                  23    Consent of Independent Auditors is filed herewith.


        (b) No reports on Form 8-K were required to be filed during the fourth quarter of 2000.

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




                                             SUN BANCORP, INC.
                                      -----------------------------
                                               (Registrant)

Date:     3/23/01                     By:  /s/ Fred W. Kelly, Jr.
      ---------------                      -----------------------------------
                                           Fred W. Kelly, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:     3/23/01                     By:  /s/ Jonathan J. Hullick
      ---------------                      -----------------------------------
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

               Name                                                Date
               ----                                                ----

 /s/ Fred W. Kelly, Jr.                                           3/23/01
 --------------------------------------------------               -------
 Fred W. Kelly, Jr.
 Chairman of the Board, and Chief Executive Officer

 /s/ Robert J. McCormack                                          3/23/01
 --------------------------------------------------               -------
 Robert J. McCormack
 President, Chief Operating Officer, and Director

 /s/ Martha A. Barrick                                            3/23/01
 --------------------------------------------------               -------
 Martha A. Barrick, Director

 /s/ Max E. Bingaman                                              3/23/01
 --------------------------------------------------               -------
 Max E. Bingaman, Director

 /s/ David R. Dieck                                               3/23/01
 --------------------------------------------------               -------
 David R. Dieck, Director

 /s/ Louis A. Eaton                                               3/23/01
 --------------------------------------------------               -------
 Louis A. Eaton, Director

 /s/ M. Mitchell Fetterolf                                        3/23/01
 --------------------------------------------------               -------
 M. Mitchell Fetterolf, Director

 /s/ Dr. Robert E. Funk                                           3/23/01
 --------------------------------------------------               -------
 Dr. Robert E. Funk, Director

 /s/ Stephen J. Gurgovits                                         3/23/01
 --------------------------------------------------               -------
 Stephen J. Gurgovits, Director

 /s/ Thomas B. Hebble                                             3/23/01
 --------------------------------------------------               -------
 Thomas B. Hebble, Director

 /s/ Robert A. Hormell                                            3/23/01
 --------------------------------------------------               -------
 Robert A. Hormell, Director

 /s/ Paul R. John                                                 3/23/01
 --------------------------------------------------               -------
 Paul R. John, Director

 /s/ George F. Keller                                             3/23/01
 --------------------------------------------------               -------
 George F. Keller, Director

 /s/ George E. Logue, Jr.                                         3/23/01
 --------------------------------------------------               -------
 George E. Logue, Jr., Director

 /s/ Marlin T. Sierer                                             3/23/01
 --------------------------------------------------               -------
 Marlin T. Sierer, Director

 /s/ Dennis J. Van                                                3/23/01
 --------------------------------------------------               -------
 Dennis J. Van, Director