Form 10-Q
period 2001-03-31
SUN BANCORP INC
filed 2001-05-14
CIK 713975

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

For the quarterly period ended      March 31, 2001
                               -------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number:   0-14745
                        --------------

                             SUN BANCORP, INC. (SUN)
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                             23-2233584
         --------------------------------              ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

      PO Box 57, Selinsgrove, Pennsylvania                   17870
   -------------------------------------------          ----------------
    (Address of principal executive offices)               (Zip code)

                                 (570) 374-1131
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /_/ No /_/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock, No Par Value                          6,610,874
-------------------------------------      ---------------------------------
            Class                          Outstanding Shares At May 8, 2001

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001


CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheet as of March 31, 2001 (Unaudited)
              and December 31, 2000                                                                       3
          Consolidated Statement of Income for the Three Months Ended
              March 31, 2001 and March 31, 2000 (Unaudited)                                               5
          Consolidated Statement of Cash Flows for the Three Months Ended
              March 31, 2001 and March 31, 2000 (Unaudited)                                               7

          Notes to the Consolidated Financial Statements (Unaudited)                                      9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                       13

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                                             19

Item 5 - Other Information                                                                               19

Item 6 - Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                               21

Exhibit 1

                                        2

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

 (In Thousands)                                     March 31, 2001       December 31, 2000
                                                      (Unaudited)             (Note)
                                                   ---------------       ------------------
ASSETS

Cash and due from banks                                $ 12,255                $ 13,138
Interest-bearing deposits in banks                       54,001                   2,139
                                                       --------                --------

    Total cash and cash equivalents                      66,256                  15,277

Investment securities                                   286,817                 290,513
Loans, net of allowance for loan and lease
  losses of $5,315 in 2001 and $4,165 in 2000           417,405                 406,775
Bank premises and equipment, net                         11,260                  10,895
Intangible asset, goodwill-net                           12,136                   8,682
Accrued interest and other assets                        33,320                  11,446
                                                       --------                --------

    Total assets                                       $827,194                $743,588
                                                       ========                ========


SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)

(In Thousands)                                         March 31, 2001      December 31, 2000
                                                         (Unaudited)            (Note)
                                                       --------------      -----------------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                    $  45,838           $  39,164
    Interest-bearing                                         441,094             405,402
                                                           ---------           ---------

       Total deposits                                        486,932             444,566

Short-term borrowings                                         14,705               9,582
Other borrowed funds                                         222,000             222,000
Subordinated debentures                                       16,500                --
Accrued interest and other liabilities                        21,857               4,913
                                                           ---------           ---------

       Total liabilities                                     761,994             681,061
                                                           ---------           ---------

Shareholders' equity
    Common stock, no par value per share;
       Authorized 20,000,000 shares:
       issued 7,233,631 shares in 2001 and
       7,227,093 shares in 2000                               81,632              81,721
    Retained earnings (deficit)                              (10,399)            (11,177)
    Accumulated other comprehensive income (loss)                697              (1,591)
    Less: Treasury stock, at cost,
          599,965 shares in 2001 and
          566,440 shares in 2000                              (6,819)             (6,337)
                                                           ---------           ---------

       Total shareholders' equity                             65,200              62,527
                                                           ---------           ---------

       Total liabilities and shareholders' equity          $ 827,194           $ 743,588
                                                           =========           =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands, Except for Per Share Data)             For the Three Months
                                                         Ended March 31
                                                     ------------------------
                                                       2001            2000
                                                     -------          -------
Interest and dividend income:
    Interest and fees on loans                       $ 8,669          $ 8,176
    Income from investment securities
       Taxable                                         4,154            4,218
       Tax exempt                                        240              252
       Dividends                                         399              281
    Interest on deposits in banks                        230                7
                                                     -------          -------

       Total interest and dividend income             13,692           12,934
                                                     -------          -------

Interest expense:
    Interest on deposits                               5,059            3,948
    Interest on short-term borrowings                    138              341
    Interest on other borrowed funds                   3,153            3,121
    Interest on subordinated debentures                  168             --
                                                     -------          -------

       Total interest expense                          8,518            7,410
                                                     -------          -------

Net interest income                                    5,174            5,524

Provision for loan and lease losses                      300              600
                                                     -------          -------

       Net interest income, after provision
         for loan and lease losses                   $ 4,874          $ 4,924
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)

(In Thousands, Except for Per Share Data)               For the Three Months
                                                          Ended March 31
                                                  ------------------------------
                                                     2001               2000
                                                  ----------          ----------
Other operating income:
    Service charges on deposit accounts           $      329          $      314
    Trust income                                         250                 210
    Net security gains                                   798                  15
    Income from insurance subsidiary                      71                  81
    Other income                                         160                 101
                                                  ----------          ----------
Total other operating income                           1,608                 721
                                                  ----------          ----------
Other operating expense:
    Salaries and employee benefits                     1,998               1,611
    Net occupancy expenses                               216                 179
    Furniture and equipment expenses                     321                 239
    Amortization of goodwill                             193                 189
    Expenses of insurance subsidiary                      55                  48
    Other expenses                                     1,313                 855
                                                  ----------          ----------
Total other operating expenses                         4,096               3,121
                                                  ----------          ----------
Income before income tax provision                     2,386               2,524
Income tax provision                                     613                 716
                                                  ----------          ----------
Net income                                        $    1,773          $    1,808
                                                  ==========          ==========
PER SHARE DATA
       Net income per share - Basic               $     0.27          $     0.27
                                                  ==========          ==========
       Weighted average number of shares
           outstanding - Basic                     6,641,725           6,790,632
                                                  ==========          ==========
       Net income per share - Diluted             $     0.27          $     0.27
                                                  ==========          ==========
       Weighted average number of shares
           outstanding - Diluted                   6,656,804           6,811,874
                                                  ==========          ==========
       Dividends paid                             $     0.15          $     0.24
                                                  ==========          ==========

   The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                                                      For the Three Months
                                                                                        Ended March 31
                                                                                ----------------------------
                                                                                   2001               2000
                                                                                ---------           --------
Cash flows from operating activities:
Net income                                                                       $  1,773           $  1,808
     Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
               Provision for loan and lease losses                                    300                600
               Provision for depreciation                                             222                194
               Amortization of goodwill                                               193                189
               Amortization and accretion of securities, net                           10                 48
               Net security gains                                                    (798)               (15)
               (Increase) decrease in accrued interest and other assets           (22,956)                21
               Increase (decrease) in accrued interest and
                 other liabilities                                                 16,944               (314)
                                                                                 --------           --------
                   Net cash (used in) provided by operating activities             (4,312)             2,531
                                                                                 --------           --------

Cash flows from investing activities:
     Proceeds from sales of investment securities                                  38,212              4,652
     Proceeds from maturities of investment securities                             10,960              4,212
     Cash acquired from branch acquisition                                         23,181               --
     Purchases of investment securities                                           (41,221)              (773)
     Net increase in loans                                                        (11,027)           (13,848)
     Capital expenditures                                                            (239)              (200)
                                                                                 --------           --------
                   Net cash provided by (used in) investing activities             19,866             (5,957)
                                                                                 --------           --------
Cash flows from financing activities:
     Net increase in deposits                                                      15,190              5,157
     Net increase (decrease) in short-term borrowings                               5,123            (21,768)
     Proceeds from other borrowed funds                                              --               50,000
     Repayments of other borrowed funds                                              --              (30,000)
     Proceeds from issuance of subordinated debentures                             16,500               --
     Cash dividends paid                                                             (995)            (1,629)
     Proceeds from sale of stock for employee benefits program                         89                 81
     Purchase of treasury stock                                                      (482)              (163)
                                                                                 --------           --------
                   Net cash provided by financing activities                       35,425              1,678
                                                                                 --------           --------

Net increase (decrease) in cash and cash equivalents                               50,979             (1,748)
Cash and cash equivalents at beginning of period                                   15,277             16,059
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $ 66,256           $ 14,311
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

(In Thousands)                                            For the Three Months
                                                             Ended March 31
                                                         -----------------------
                                                          2001            2000
                                                         ------          -------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

         Interest                                        $8,382          $7,300
                                                         ======          ======

         Income taxes                                    $  600          $  106
                                                         ======          ======

    Loans with an estimated value of $97,000 and $42,000 were reclassified to foreclosed assets held for sale during the three month periods ended March 31, 2001 and 2000, respectively.

   The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -- Basis of Interim Presentation

     The consolidated financial statements include the accounts of Sun Bancorp, Inc. (Sun), the parent company, and its wholly-owned subsidiaries Sun Bank
(Bank), Pennsylvania Sun Life Insurance Company (Sun Life) and Sun Bancorp Statutory Trust I. Sun also holds seventy-five percent ownership in Sun Abstract and Settlement Services (Sun Abstract). The transactions of Sun Life and Sun Abstract are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 18 and 19 of the 2000 Annual Report to Shareholders.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 2 - Net Income Per Share

     Net income per share is computed based on the weighted average number of shares of stock outstanding for each quarter presented. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of two amounts, basic and diluted net income per share.

     The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended March 31, 2001 and 2000:

                                                               Common              Net
                                            Income             Shares            Income Per
                                           Numerator         Denominator           Share
                                           ---------         -----------         ----------
2001
  Net income per share - Basic            $1,773,000           6,641,725          $   0.27
                                          ----------                              ========

  Dilutive effect of stock options                                15,079
                                                              ----------

  Net income per share - Diluted          $1,773,000           6,656,804          $   0.27
                                          ==========          ==========          ========

2000
  Net income per share - Basic            $1,808,000           6,790,632          $   0.27
                                          ----------                              ========

  Dilutive effect of stock options                                21,242
                                                               ---------

  Net income per share - Diluted          $1,808,000           6,811,874          $   0.27
                                          ==========           =========          ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 3 - Comprehensive Income

     The purpose of reporting comprehensive income is to report a measure of all changes in Sun's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For Sun, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that Sun's net income decreased for the three months ended March 31, 2001 compared to the corresponding period in 2000, but comprehensive income over the same period has increased.

(In Thousands)                                      For the Three Months
                                                       Ended March 31
                                                  --------------------------
                                                    2001              2000
                                                  --------           -------
Net income                                         $ 1,773           $ 1,808
                                                   -------           -------
Other comprehensive income:
   Unrealized holding gains on
       available for sale securities:
   Gains arising during the period                   4,264             2,520
   Reclassification adjustment - realized
       gains included in net income                   (798)              (15)
                                                   -------           -------
Other comprehensive income
   before income tax provision                       3,466             2,505

Income tax expense related to
   other comprehensive income                       (1,178)             (852)
                                                   -------           -------

Other comprehensive income                           2,288             1,653
                                                   -------           -------

Comprehensive income                               $ 4,061           $ 3,461
                                                   =======           =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

Note 4 - Investment Securities

     The amortized cost and fair value of investment securities at March 31, 2001 and December 31, 2000 were as follows:

(In Thousands)                                                                   March 31, 2001
                                                          -----------------------------------------------------------------
                                                                                Gross           Gross
                                                            Amortized         Unrealized      Unrealized             Fair
                                                              Cost               Gains          Losses               Value
                                                          --------------      -----------    -------------         ---------
Debt securities:
     Obligations of U.S. government agencies                 $ 243,219         $   2,620      $    (621)           $ 245,218
     Obligations of states and political subdivisions           17,822               532            (13)              18,341
     Other corporate                                             6,760               221           --                  6,981
                                                             ---------         ---------      ---------            ---------
     Total debt securities                                     267,801             3,373           (634)             270,540
                                                             ---------         ---------      ---------            ---------
Equity securities:
     Marketable equity securities                                5,078                 1         (1,432)               3,647
     Restricted equity securities                               12,630              --             --                 12,630
                                                             ---------         ---------      ---------            ---------
     Total equity securities                                    17,708                 1         (1,432)              16,277
                                                             ---------         ---------      ---------            ---------
        Total                                                $ 285,509         $   3,374      $  (2,066)           $ 286,817
                                                             =========         =========      =========            =========

                                                                                     March 31, 2000
                                                          -----------------------------------------------------------------
                                                                                Gross           Gross
                                                            Amortized         Unrealized      Unrealized             Fair
                                                              Cost               Gains          Losses               Value
                                                          --------------      -----------    -------------         ---------
Debt securities:
     Obligations of U.S. government agencies                 $ 251,300         $   1,301      $  (2,353)           $ 250,248
     Obligations of states and political subdivisions           18,341               445            (33)              18,753
     Other corporate                                             5,277                87           (227)               5,137
                                                             ---------         ---------      ---------            ---------
     Total debt securities                                     274,918             1,833         (2,613)             274,138
                                                             ---------         ---------      ---------            ---------
Equity securities:
     Marketable equity securities                                5,376                 9         (1,640)               3,745
     Restricted equity securities                               12,630              --             --                 12,630
                                                             ---------         ---------      ---------            ---------
     Total equity securities                                    18,006                9          (1,640)              16,375
                                                             ---------         ---------      ---------            ---------
         Total                                               $ 292,924         $   1,842      $  (4,253)           $ 290,513
                                                             =========         =========      =========            =========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc.
(Sun), a bank holding company, and its wholly-owned subsidiaries, Sun Bank
(Bank), Pennsylvania Sun Life Insurance Company and Sun Bancorp Statutory Trust
I. Sun also holds seventy-five percent ownership in Sun Abstract and Settlement Services (Sun Abstract). Sun's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 2000 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

     Sun's net income for the three months ended March 31, 2001 was $1,773,000 ($0.27 per share basic and diluted) as compared to $1,808,000 for the three months ended March 31, 2000 ($0.27 per share basic and diluted). The earnings resulted in annualized return on average assets (ROA) for the three months ended March 31, 2001 of .91% as compared to 1.02% for the three months ended March 31, 2000. Annualized return on average equity (ROE) for the three months ended March 31, 2001 was 11.27% as compared to 12.91% for the three months ended March 31, 2000.

     Management's ongoing efforts to improve credit quality resulted in a significant improvement in the loan delinquency ratio (all loans past due), which declined to 1.18% at March 31, 2001 from 1.30% at December 31, 2000 and 1.74% at March 31, 2000. In addition, Sun reported record levels of deposits and total assets at March 31, 2001.

      Since the acquisition of Bucktail Bank and Trust Company on June 30, 1997, generally accepting accounting principles require management to reflect the effects of goodwill amortization expense on Sun's financial statements. Excluding goodwill, Sun's ROA would be 1.02% and ROE would be 14.59%. For the same period in 2000, excluding goodwill would have resulted in ROA of 1.14% and ROE would be 17.11%

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net interest income decreased to $5,174,000 for the three months ended March 31, 2001 as compared to $5,524,000 for the same period of 2000. Total interest and dividend income increased $758,000 to $13,692,000 for the three months ended March 31, 2001 as compared to 2000. Most of the increase, $493,000, is the result of Sun's continued growth of the loan portfolio. Total interest expense increased $1,108,000 to $8,518,000 for the three months ended March 31, 2001, as compared to 2000. The increase is the result of the growth in deposits along with higher rates being paid on certificates of deposit. The provision for loan and lease losses decreased 50.0% to $300,000 for the three months ended March 31, 2001. The decrease is the result on Sun's continued emphasis on credit quality as shown by the loan delinquency ratio decreasing to 1.18% at March 31, 2001 as compared to 1.74% at March 31, 2000.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Total other operating income increased $104,000, excluding security gains, for the three months ended March 31, 2001, compared to the same period of 2000. Service charges on deposit accounts increased 4.8% to $329,000 for the three months ended March 31, 2001. Trust income increased 19.0% to $250,000 for the three months ended March 31, 2001. Other income increased $59,000 to $160,000 for the three months ended March 31, 2001. A majority of the increase is the result of increased gains on other real estate sold of $40,000 along with increased gains on the sale of loans.

     Other operating expenses increased to $4,096,000 for the three months ended March 31, 2001, compared to $3,121,000 in the same period of 2000. Salaries and employee benefits increased 24.0% to $1,998,000 for the three months ended March 31, 2001 as Sun continues to attract new employees to expand Sun's market area coverage. As evidenced by Sun increasing the number of full time equivalent employees, in anticipation of the future growth from the announced branch acquisitions and the announced acquisition of Guaranty Bank, N.A., by 15.7% to 221 at March 31, 2001 as compared to March 31, 2000. Net occupancy and furniture and equipment expenses increased 28.5% to $537,000 as Sun opened two new branches in the Lewisburg area since March 31, 2000. In addition, Sun has been investing in infrastructure improvements in preparation of the before mentioned acquisitions. Other expenses increased $458,000 to $1,313,000 for the three months ended March 31, 2001. The increase is the result of several factors. First, during January 2001, Sun unified its four trade names under the common name of SunBank. This did not come without several one-time charges. Sun was required to expense $68,000 as the result of the disposal of old bank signs, and Sub incurred expenses of $40,000 to provide the initial supply of new SunBank items to all areas of the bank. Second, Sun has employed consultants to advise management with regard to expanding Sun's infrastructure to pursue future opportunities. Finally, there have been slight increases in other normal business activities (including the FDIC assessment and the Pennsylvania Shares
Tax).

BALANCE SHEET - MARCH 31, 2001 AND DECEMBER 31, 2000

     Total assets were $827,194,000 at March 31, 2001, an increase of $83,606,000 from $743,588,000 at December 31, 2000. Cash and cash equivalents increased $50,979,000 or 333.7% from $15,277,000 at December 31, 2000. Nearly half of the increase is from the acquisition of $23,181,000 in net cash though the acquisition of a former Mellon branch in Lewisburg. The remaining increase is the result of continued deposit growth along with the proceeds from the issuance of trust-preferred securities. Investment securities decreased $3,696,000 as Sun held the funds from maturities in cash while evaluating investment options. The intangible asset, goodwill, was increased to $12,136,000 at March 31, 2001 as SUN incurred goodwill of $3,647,000 in acquiring the former Mellon Lewisburg branch. Total liabilities increased $80,933,000, or 11.9% to $761,994,000 at March 31, 2001. Total deposits increased 9.5% to $486,932,000 at
March 31, 2001. The Lewisburg branch acquisition represented 35.9% of the increase with the remaining increase incurring in NOW and certificate of deposit accounts. Total borrowed funds increased $21,623,000 to $253,205,000 at March 31, 2001, with subordinated debt representing $16,500,000 of the increase. The subordinated debt is the result

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


of SUN issuing $16,500,000 in trust preferred securities in a private placement offering. The bonds yield 10.2% and mature in thirty years and are callable in ten years. In addition, the subordinated debt is accounted for as capital under regulatory capital guidelines. Sun's total shareholders' equity increased $2,673,000 from December 31, 2000 to March 31, 2001. The increase in shareholders' equity is primarily the result of a change in accumulated other comprehensive loss offset by the net income and dividends paid for the three months ended March 31, 2001. In addition, Sun purchased 33,525 shares of treasury stock with a cost of $482,000 over the past three months.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     Losses on loans and leases are charged against the allowance in the period in which they have been determined to be uncollectible. Recoveries of loans and leases previously charged off are credited to the allowance as they are received.

     The allowance for loan and lease losses is evaluated based on management's assessment of the losses inherent in the loan portfolio. Factors used in this evaluation include historical data on losses by loan type, the composition of the loan portfolio, current economic conditions, and possible losses related to specific loans. The monthly analysis of losses includes identifying loans where the internal credit rating is at or below a predetermined level and includes management's assumptions as to the ability of the borrowers to service the loans. During this review, it is decided when certain loans should be charged off and if additions to the allowance are necessary.

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

     At March 31, 2001, management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions, or if required by banking regulatory agencies. Although management makes its best estimate as to the additions to the allowance, there can be no assurance future material additions may not be needed.

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


     Equity securities held as of March 31, 2001 and December 31, 2000

                                           March 31, 2001
                                        ----------------------
                                                        Fair
                                         Cost           Value
                                        -------        -------
Banks and bank holding companies        $ 4,991        $ 3,568
FHLB stock                               12,630         12,630
Non-bank companies                           87             79
                                        -------        -------
      Total                             $17,708        $16,277
                                        =======        =======

                                          December 31, 2000
                                        ----------------------
                                                        Fair
                                         Cost           Value
                                        -------        -------
Banks and bank holding companies        $ 5,289        $ 3,651
FHLB stock                               12,630         12,630
Non-bank companies                           87             94
                                        -------        -------
      Total                             $18,006        $16,375
                                        =======        =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ADEQUACY

     Sun's strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(In Thousands)                                                    For Capital
                                               Actual          Adequacy Purposes
                                       ----------------------  -----------------
                                       Amount           Ratio         Ratio
                                       ------           -----         -----
As of March 31, 2001:
Total Capital                          $73,234          16.2%          8.0%
   (to Risk Weighted Assets)
Tier I Capital                         $51,418          11.4%          4.0%
   (to Risk Weighted Assets)
Tier I Capital                         $51,418           6.7%          4.0%
   (to Average Assets)

As of December 31, 2000:
Total Capital                          $59,303          15.0%          8.0%
   (to Risk Weighted Assets)
Tier I Capital                         $54,356          13.7%          4.0%
   (to Risk Weighted Assets)
Tier I Capital                         $54,356           7.5%          4.0%
   (to Average Assets)

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY AND INDUSTRY MERGER ACTIVITY

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Sun and SunBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Sun and SunBank. As a consequence of the extensive regulation of commercial banking activities in the United States, Sun's and SunBank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of Sun will be immaterial. Future recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Sun's results of operations.

     Further, the business of Sun is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by SunBank and its competitors. Management believes such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3 -- Omitted pursuant to instructions to Part II

Item 4 -- Submission of Matters to a Vote of Security Holders

           a. Sun Bancorp, Inc. held its 2001 Annual Meeting on Thursday, April 26, 2001. See Exhibit 1 for complete Certificate of Judges of Election.

           b. This information is incorporated by reference to Exhibit 1, item number one. Those directors whose term of office continued after the meeting are:

           Max E. Bingaman                           David R. Dieck
           Stephen J Gurgovits                       Louis A. Eaton
           Robert A. Hormell                         Dr. Robert Funk
           Howard H Schnure                          George F. Keller
           Robert J. McCormack                       Dennis J. Van
           Martha A. Barrick                         George E. Logue, Jr.
           M. Mitchell Fetterolf                     Fred W. Kelly, Jr.
           Thomas B. Hebble                          Paul R. John

          b.   This information is incorporated by reference to Exhibit 1

          c.   None

Item 5 -- Other information

     The registrant's Board of Directors announced the authorization or the repurchase of up to 709,209 shares or 9.9% of the outstanding shares of Sun Bancorp, Inc. after the settlement of the Guaranty Bank, N.A. acquisition which is scheduled for May 31, 2001. The prior stock buyback plan announced in June 2000 will terminate on that date. The purchased shares will be used for general corporate purposes.

     On April 26, 2001, the Board of Directors approved a quarterly dividend payment of $.15 per share for shareholders of record May 25, 2001, payable June 8, 2001.

Item 6 -- Exhibits and Reports on Form 8-K

          a. On January 8, 2001 the Registrant filed an 8-K announcing an agreement to purchase the Lewisburg, Pennsylvania branch of Mellon Bank.

          b. On January 16, 2001 the Registrant filed an 8-K announcing the entering into a definitive agreement to acquire Guaranty Bank, N.A. through a merger of Guaranty with, into, and under the charter of SunBank.

          c. On February 5, 2001 the Registrant filed an 8-K announcing an agreement to purchase the Mill Hall and Lock Haven, Pennsylvania branches of Mellon Bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Item 6 -- Exhibits and Reports on Form 8-K

          d. On April 26, 2001 the Registrant filed an 8-K announcing the authorization to repurchase up to 709,209 shares during 2001, which represents an additional 9.9% of the outstanding shares after settlement of the Guaranty Bank, N.A. acquisition.

          e. On April 27, 2001 the Registrant filed an 8-K announcing the appointment of Robert J. McCormack to Chief Executive Officer of Sun Bancorp, Inc. and SunBank.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Sun Bancorp, Inc.

Date   5/14/01                                 /s/  Robert J. McCormack
     ----------------------              -------------------------------------
                                                  Robert J. McCormack
                                         President and Chief Executive Officer
                                               (Principal Executive Officer)


                                                /s/  Jonathan J. Hullick
                                         -------------------------------------
                                                  Jonathan J. Hullick
                                          Exec. V.P. & Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)



Sun Bancorp, Inc.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131