Form 10-Q
period 2001-06-30
SUN BANCORP INC
filed 2001-08-13
CIK 713975

             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended          June 30, 2001
                                   -----------------------------------------
                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from             to
                                   -----------    -----------

Commission File Number:                       0-14745
                       -------------------------------------------------------

                               SUN BANCORP, INC. (SUN)
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                  23-2233584
----------------------------------            --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

    PO Box 57, Selinsgrove, Pennsylvania                     17870
------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)

                                 (570) 374-1131
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, No Par Value                          7,151,003
--------------------------------        ------------------------------------
             Class                       Outstanding Shares At August 6, 2001

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheet as of June 30, 2001 (Unaudited)
              and December 31, 2000                                          3
          Consolidated Statement of Income for the Three and Six Months
              Ended June 30, 2001 and June 30, 2000 (Unaudited)              5
          Consolidated Statement of Cash Flows for the Six Months Ended
              June 30, 2001 and June 30, 2000 (Unaudited)                    7

          Notes to the Consolidated Financial Statements (Unaudited)         9

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

PART II - OTHER INFORMATION

Item 5 - Other Information                                                  20

Item 6 - Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                  21

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                     SUN BANCORP, INC.
                                 CONSOLIDATED BALANCE SHEET

 (In Thousands, Except Share Data)        June 30, 2001          December 31, 2000
                                           (Unaudited)                (Note)
                                          -------------          ------------------
ASSETS

Cash and due from banks                       $  23,763           $  13,138
Interest-bearing deposits in banks               52,612               2,139
                                              ---------           ---------
    Total cash and cash equivalents              76,375              15,277

Investment securities                           358,447             290,513
Loans, net of allowance for loan and lease
  losses of $5,987 in 2001 and $4,165 in 2000   507,506             406,775
Bank premises and equipment, net                 15,481              10,895
Intangible asset, goodwill-net                   23,954               8,682
Accrued interest and other assets                16,635              11,446
                                              ---------           ---------
    Total assets                               $998,398            $743,588
                                              =========           =========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                   SUN BANCORP, INC.
                               CONSOLIDATED BALANCE SHEET

                                     (Continued)

(In Thousands,, Except Share Data)               June 30, 2001   December 31, 2000
                                                  (Unaudited)         (Note)
                                                 -------------   -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing                            $  61,417         $ 39,164
    Interest-bearing                                 586,025          405,402
                                                   ---------        ---------
       Total deposits                                647,442          444,566

Short-term borrowings                                 15,497            9,582
Other borrowed funds                                 222,000          222,000
Subordinated debentures                               20,444                -
Accrued interest and other liabilities                20,854            4,913
                                                   ---------        ---------
       Total liabilities                             926,237          681,061
                                                   ---------        ---------

Shareholders' equity
    Common stock, no par value per share;
       Authorized 20,000,000 shares:
       issued 7,234,010 shares in 2001 and
       7,227,093 shares in 2000                       83,536           81,632
    Retained earnings (deficit)                      (10,296)         (11,177)
    Accumulated other comprehensive income (loss)        (86)          (1,591)
    Less:    Treasury stock, at cost,
             82,727 shares in 2001 and
             566,440 shares in 2000                     (993)          (6,337)
                                                   ---------        ---------

       Total shareholders' equity                     72,161           62,527
                                                   ---------        ---------

       Total liabilities and shareholders' equity   $998,398         $743,588
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

 (In Thousands, Except for Per Share Data)                      For the Three Months                 For the Six Months
                                                                     Ended June 30                         Ended June 30
                                                               --------------------------           -------------------------
                                                                  2001             2000                2001             2000
                                                               ---------        ---------           ---------        --------
Interest and dividend income:
    Interest and fees on loans                                 $ 9,233           $ 8,471            $17,902           $16,647
    Income from investment securities
       Taxable                                                   4,370             4,177              8,524             8,395
       Tax exempt                                                  276               224                516               476
       Dividends                                                   401               310                800               591
    Interest on deposits in banks                                  443                73                673                80
                                                               -------           -------            -------           -------
       Total interest and dividend income                       14,723            13,255             28,415            26,189
                                                               -------           -------            -------           -------

Interest expense:
    Interest on deposits                                         5,401             4,261             10,460             8,209
    Interest on short-term borrowings                               94               241                232               582
    Interest on other borrowed funds                             3,188             3,196              6,341             6,317
    Interest on subordinated debentures                            459                -                 627                -
                                                               -------           -------            -------           -------

       Total interest expense                                    9,142             7,698             17,660            15,108
                                                               -------           -------            -------           -------

Net interest income                                              5,581             5,557             10,755            11,081

Provision for loan and lease losses                                300               700                600             1,300
                                                               -------           -------            -------           -------

       Net interest income, after provision
       for loan and lease losses                               $ 5,281           $ 4,857            $10,155           $ 9,781
                                                               -------           -------            -------           -------

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)

 (In Thousands, Except for Per Share Data)                       For the Three Months                 For the Six Months
                                                                      Ended June 30                         Ended June 30
                                                                --------------------------           -------------------------
                                                                   2001             2000                2001             2000
                                                                ---------        ---------           ---------        --------
Other operating income:
    Service charges on deposit accounts                           $   437         $   332              $  766          $   646
    Trust income                                                      250             210                 500              420
    Net security gains (losses)                                        38          (2,265)                836           (2,250)
    Income from insurance subsidiary                                   20              60                  91              141
    Other income                                                      186             167                 346              268
                                                                ---------       ---------           ---------        ---------
Total other operating income (loss)                                   931          (1,496)              2,539             (775)
                                                                ---------       ---------           ---------        ---------

Other operating expense:
    Salaries and employee benefits                                  2,288           1,600               4,286            3,211
    Net occupancy expenses                                            220             166                 436              345
    Furniture and equipment expenses                                  452             296                 773              535
    Amortization of goodwill                                          345             188                 538              377
    Expenses of insurance subsidiary                                   45              47                 100               95
    Other expenses                                                  1,483           1,133               2,796            1,988
                                                                ---------       ---------           ---------        ---------
Total other operating expenses                                      4,833           3,430               8,929            6,551
                                                                ---------       ---------           ---------        ---------

Income (loss) before income tax provision (credit)                  1,379             (69)              3,765            2,455

Income tax provision (credit)                                         285            (155)                898              561
                                                                ---------       ---------           ---------        ---------
Net income                                                        $ 1,094         $    86             $ 2,867          $ 1,894
                                                                ---------       ---------           ---------        ---------

PER SHARE DATA

       Net income per share - Basic                                 $0.16           $0.01               $0.43            $0.28
                                                                =========       =========           =========        =========
       Weighted average number of shares
          outstanding - Basic                                   6,827,588       6,784,333           6,734,656        6,787,483
                                                                =========       =========           =========        =========

       Net income per share - Diluted                               $0.16           $0.01               $0.42            $0.28
                                                                =========       =========           =========        =========
       Weighted average number of shares
          outstanding - Diluted                                 6,841,998       6,805,255           6,749,401        6,806,506
                                                                =========       =========           =========        =========

       Dividends paid                                               $0.15           $0.24               $0.30            $0.48
                                                                =========       =========           =========        =========

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

 (In Thousands)                                                                         For the Six Months
                                                                                          Ended June 30
                                                                                     ------------------------
                                                                                        2001           2000
                                                                                     ----------      --------
Cash flows from operating activities:
Net income                                                                           $    2,867      $  1,894
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan and lease losses                                          600         1,300
               Provision for depreciation                                                   458           387
               Amortization of goodwill                                                     538           377
               Amortization and accretion of securities, net                                 71            84
               Net security (gains) losses                                                 (836)        2,250
               Increase in accrued interest and other assets                             (4,471)       (1,088)
               Gain on sale of bank premises and equipment                                  (71)           -
               Increase in accrued interest and other liabilities                        14,393           812
                                                                                     ----------      --------
                   Net cash provided by operating activities                             13,549         6,016
                                                                                     ----------      --------

Cash flows from investing activities:

     Proceeds from sales of investment securities                                        39,845        45,759
     Proceeds from maturities of investment securities                                   27,652        11,467
     Cash acquired from branch acquisitions                                              64,863            -
     Cash acquired from Guaranty Bank acquisition, net of
          $2,544 cash paid                                                               27,988            -
     Purchases of investment securities                                                (106,420)      (50,699)
     Net increase in loans                                                              (28,765)      (21,285)
     Proceeds from sales of bank premises and equipment                                     222            -
     Capital expenditures                                                                  (766)         (568)
                                                                                     ----------      --------
                   Net cash provided by (used in) investing activities                   24,619       (15,326)
                                                                                     ----------      --------

Cash flows from financing activities:

     Net increase in deposits                                                            10,501        24,246
     Net decrease in short-term borrowings                                               (1,135)      (18,378)
     Proceeds from other borrowed funds                                                      -         75,000
     Repayments of other borrowed funds                                                      -        (52,000)
     Proceeds from issuance of subordinated debentures                                   16,500            -
     Cash dividends paid                                                                 (1,986)       (3,258)
     Proceeds from sale of stock for employee benefits program                               94            90
     Purchase of treasury stock                                                          (1,044)         (280)
                                                                                     ----------      --------
                   Net cash provided by financing activities                             22,930        25,420
                                                                                     ----------      --------

Net increase in cash and cash equivalents                                                61,098        16,110
Cash and cash equivalents at beginning of period                                         15,277        16,059
                                                                                     ----------      --------
Cash and cash equivalents at end of period                                             $ 76,375       $32,169
                                                                                     ==========      ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

(In Thousands)                                                                            For the Six Months
                                                                                              Ended June 30
                                                                                         ------------------------
                                                                                           2001             2000
                                                                                         -------          -------
Supplemental disclosure of cash flow information:

    Cash paid during the period for:

         Interest                                                                        $16,568          $14,686
                                                                                         =======          =======

         Income taxes                                                                    $ 1,150          $ 1,639
                                                                                         =======          =======

    Loans with an estimated value of $273,000 and $247,000 were reclassified to foreclosed assets held for sale during the six-month periods ended June 30, 2001 and 2000, respectively.

    On May 31, 2001, Sun acquired all of the common stock of Guaranty Bank in exchange for cash, note, and shares of Sun's common stock. In conjunction with the acquisition, assets and liabilities were recorded as follows:

         (In Thousands)

         Cash and cash equivalents acquired                                                      $  27,988
         Fair value of other assets acquired                                                       106,431
         Excess of cost over fair market value                                                       6,291
                                                                                                 ---------
                                                                                                   140,710
         Value of cash, note, and stock issued by Sun                                               14,686
                                                                                                 ---------
         Liabilities recorded                                                                    $ 126,024
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

SUN BANCORP, INC.
FORM 10-Q

PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -- BASIS OF INTERIM PRESENTATION

     The consolidated financial statements include the accounts of Sun Bancorp, Inc. (Sun), the parent company, and its wholly owned subsidiaries SunBank
(Bank), Pennsylvania Sun Life Insurance Company (Sun Life) and Sun Bancorp Statutory Trust I. Sun also holds seventy-five percent ownership in Sun Abstract and Settlement Services (Sun Abstract). The transactions of Sun Life and Sun Abstract are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

    The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended June 30, 2001 and 2000:

                                                          For the Three Months Ended June 30
                                                     ----------------------------------------------
                                                                      Common                Net
                                                       Income          Shares            Income Per
                                                      Numerator      Denominator           Share
                                                     ----------      -----------         ----------
2001
    Net income per share - Basic                     $1,094,000        6,827,588          $0.16
                                                     ----------                           =====
    Dilutive effect of stock options                                      14,410
                                                                       ---------
    Net income per share - Diluted                   $1,094,000        6,841,998          $0.16
                                                     ==========        =========          =====

2000
    Net income per share - Basic                     $   86,000        6,784,333          $0.01
                                                     ----------                           =====
    Dilutive effect of stock options                                      20,922
                                                                       ---------
    Net income per share - Diluted                   $   86,000        6,805,255          $0.01
                                                     ==========        =========          =====

                                                           For the Six Months Ended June 30
                                                     ----------------------------------------------
                                                                      Common                Net
                                                       Income          Shares            Income Per
                                                      Numerator      Denominator           Share
                                                     ----------      -----------         ----------
2001
    Net income per share - Basic                     $2,867,000        6,734,656          $0.43
                                                     ----------                           =====
    Dilutive effect of stock options                                      14,745
                                                                       ---------
    Net income per share - Diluted                   $2,867,000        6,749,401          $0.42
                                                     ==========        =========          =====

2000

    Net income per share - Basic                     $1,894,000        6,787,483          $0.28
                                                     ----------                           =====
    Dilutive effect of stock options                                      19,023
                                                                       ---------
    Net income per share - Diluted                   $1,894,000        6,806,506          $0.28
                                                     ==========        =========          =====

SUN BANCORP, INC.
FORM 10-Q

PART I

Item 1.  Financial Statements

Note 3 - CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

     The purpose of reporting comprehensive income is to report a measure of all changes in Sun's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For Sun, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that Sun's net income increased for the three and six months ended June 30, 2001 compared to the corresponding periods in 2000, but comprehensive income over the same periods has decreased.

(In Thousands)                                       For the Three Months        For the Six Months
                                                        Ended June 30              Ended June 30
                                                     --------------------      --------------------
                                                       2001        2000          2001         2000
                                                     --------    --------      --------     -------
Net income                                           $ 1,094      $    86       $ 2,867     $ 1,894
                                                     -------      -------       -------     -------
Other comprehensive income (loss):
   Unrealized holding gains (losses) on
       available for sale securities:
   Gains (losses) arising during the period           (1,148)        (418)        3,116       2,102
   Reclassification adjustment - realized
       (gains) losses included in net income             (38)       2,265          (836)      2,250
                                                     -------      -------       -------     -------
Other comprehensive income (loss)
   before income taxes                                (1,186)       1,847         2,280       4,352
Income tax (expense) benefit related to
   other comprehensive income (loss)                     403         (628)         (775)     (1,480)
                                                     -------      -------       -------     -------
Other comprehensive income (loss)                       (783)       1,219         1,505       2,872
                                                     -------      -------       -------     -------

Comprehensive income                                 $   311      $ 1,305       $ 4,372     $ 4,766
                                                     =======      =======       =======     =======

SUN BANCORP, INC.
FORM 10-Q

PART I

Item 1.  Financial Statements

Note 4 - INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities at June 30, 2001 and December 31, 2000 were as follows:

(In Thousands)                                                                      June 30, 2001
                                                                 ------------------------------------------------------
                                                                                    Gross           Gross
                                                                 Amortized        Unrealized    Unrealized      Fair
                                                                    Cost             Gains         Losses        Value
                                                                 ----------       ----------    -----------    --------
Debt securities:
     Obligations of U.S. government agencies                       $306,969          $2,146       $(2,066)     $307,049
     Obligations of states and political subdivisions                25,833             454           (63)       26,224
     Other corporate                                                  9,665             229            (3)        9,891
                                                                   --------          ------       -------      --------
     Total debt securities                                          342,467           2,829        (2,132)      343,164
                                                                   --------          ------       -------      --------

Equity securities:
     Marketable equity securities                                     4,997              46          (874)        4,169
     Restricted equity securities                                    11,114               -             -        11,114
                                                                   --------          ------       -------      --------
     Total equity securities                                         16,111              46          (874)       15,283
                                                                   --------          ------       -------      --------
        Total                                                      $358,578          $2,875       $(3,006)     $358,447
                                                                   ========          ======       =======      ========

                                                                                    December 31, 2000
                                                                 ------------------------------------------------------
                                                                                    Gross           Gross
                                                                 Amortized        Unrealized    Unrealized      Fair
                                                                    Cost             Gains         Losses        Value
                                                                 ----------       ----------    -----------    --------
Debt securities:
     Obligations of U.S. government agencies                       $251,300          $1,301       $(2,353)     $250,248
     Obligations of states and political subdivisions                18,341             445           (33)       18,753
     Other corporate                                                  5,277              87          (227)        5,137
                                                                   --------          ------       -------      --------
     Total debt securities                                          274,918           1,833        (2,613)      274,138
                                                                   --------          ------       -------      --------

Equity securities:
     Marketable equity securities                                     5,376               9        (1,640)        3,745
     Restricted equity securities                                    12,630               -             -        12,630
                                                                   --------          ------       -------      --------
     Total equity securities                                         18,006               9        (1,640)       16,375
                                                                   --------          ------       -------      --------
         Total                                                     $292,924          $1,842       $(4,253)     $290,513
                                                                   ========          ======       =======      ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc.
(Sun), a bank holding company, and its wholly-owned subsidiaries, SunBank
(Bank), Pennsylvania Sun Life Insurance Company and Sun Bancorp Statutory Trust
I. Sun also holds seventy-five percent ownership in Sun Abstract and Settlement Services (Sun Abstract). Sun's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 2000 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

     Sun's second quarter earnings of $0.16 for June 30, 2001 were an increase of $0.15 from the second quarter of 2000. The quarter ended June 30, 2001 included $337,000 of one time charges related to the acquisitions of two Mellon branches and Guaranty Bank while the second quarter of 2000 included an investment portfolio restructuring charge of $2,265,000. Sun's net income for the six months ended June 30, 2001 was $2,867,000 ($0.43 per share basic and $0.42 diluted) as compared to $1,894,000 for the six months ended June 30, 2000 ($0.28 per share basic and diluted). The earnings resulted in annualized return on average assets (ROA) for the six months ended June 30, 2001 of 0.69% as compared to 0.52% for the six months ended June 30, 2000. Annualized return on average equity (ROE) for the six months ended June 30, 2001 was 8.99% as compared to 6.64% for the six months ended June 30, 2000.

      Goodwill has been acquired through the acquisitions of Bucktail Bank and Trust Company, Guaranty Bank N.A., and three Mellon branches. Generally accepted accounting principles require management to reflect the effects of goodwill amortization expense on Sun's financial statements. Excluding goodwill, Sun's ROA would be 0.83% and ROE would be 13.28%. For the same period in 2000, excluding goodwill would have resulted in ROA of 0.64% and ROE would be 9.47%

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      Net interest income increased to $5,581,000 for the three months ended June 30, 2001 as compared to $5,557,000 for the same period of 2000. Total interest and dividend income increased $1,468,000 to $14,723,000 for the three months ended June 30, 2001 as compared to 2000. A majority of the increase, $762,000, is the result of Sun's continued growth of the loan portfolio. Interest on deposits in banks has increased $370,000 to $443,000 for the three months ended June 30, 2001 due to the cash acquired by Sun from the purchases of three Mellon branches and Guaranty Bank. Total interest expense increased $1,444,000 to $9,142,000 for the three months ended June 30, 2001, as compared to 2000. The increase is the result of the growth in deposits along with the issuance of $20,444,000 in subordinated debentures related to the issuance of trust-preferred securities and the purchase of Guaranty Bank. The provision for loan and lease losses decreased 57.1% to $300,000 for the three months ended June 30, 2001. The decrease is the result of Sun's continued emphasis on credit quality. The loan delinquency ratio increased slightly to 1.48% at June 30, 2001 as compared to 1.27% at June 30, 2000. However,

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

this increase in past dues was the result of the recent Guaranty Bank acquisition, but was offset by the addition of the Allowance for Loan and Lease Losses of Guaranty Bank.

     Total other operating income increased $124,000, excluding security gains, for the three months ended June 30, 2001, compared to the same period of 2000. Service charges on deposit accounts increased 16.1% to $437,000 for the three months ended June 30, 2001. The increase is the result of Sun updating its fee structure along with the addition of eleven branches since June 30, 2000. Trust income increased 19.0% to $250,000 for the three months ended June 30, 2001. Other income increased $19,000 to $186,000 for the three months ended June 30, 2001. The increase if the result of Sun beginning a new retail investment sales program to offer mutual funds, annuities, and other services through investment representatives in the branch network which accounted for $23,000 in new fee income. This increase in other income was offset by decreased gains on other real estate sold.

      Other operating expenses increased to $4,833,000 for the three months ended June 30, 2001, compared to $3,430,000 in the same period of 2000. The main reason for Sun's $1,403,000 increase in other operating expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 is expansion. Over the past year Sun has added eleven branches, 42.3% of the current 26 branch network, through internal growth and acquisitions. Salaries and employee benefits increased 43.0% to $2,288,000 for the three months ended June 30, 2001 as Sun continues to attract new employees to expand Sun's market area coverage. This is evidenced by Sun increasing the number of full time equivalent employees by 62.3% to 317 at June 30, 2001 as compared to June 30, 2000. Net occupancy and furniture and equipment expenses increased 45.5% to $210,000. The increase is due to Sun investing in infrastructure improvements in conjunction with the before mentioned acquisitions and to prepare for any future expansion. Other expenses increased $350,000 to $1,483,000 for the three months ended June 30, 2001. The increase is the result of several factors. First, Sun has employed consultants to advise management with regard to expanding Sun's infrastructure to pursue future opportunities. Secondly, there have been slight increases in other normal business activities (including the FDIC assessment and the Pennsylvania Shares Tax).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Net interest income for the six months ended June 30, 2001, decreased $326,000, or 2.9%, over the same period in 2000, principally do to higher cost certificates of deposit being booked in the second half of 2000 coupled with prime rate reductions during 2001, which have a quicker impact on loan yields versus deposit yields. Over the same time period, Sun has been able to reduce the provision for loan and lease losses by $700,000 while increasing the Allowance for Loan and Lease Losses (ALLL) to 1.17% from 1.00% at June 30, 2000. Net interest income after the provision for loan and lease losses increased 3.8% to $10,155,000 at June 30, 2001. Other operating income increased $228,000, excluding security gains (losses), for the six months ended June 30, 2001, compared to the same period of 2000. Increases in trust income and service charges on deposit accounts were offset by a decrease in income from Sun's captive insurance subsidiary. Other operating expenses increased $2,378,000, or 36.3%, for the six months ended

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2001, compared to the same period in 2000 primarily due to the reasons described above in the results of operations for three months ended June 30.

BALANCE SHEET - JUNE 30, 2001 AND DECEMBER 31, 2000

      Total assets were $998,398,000 at June 30, 2001, an increase of $254,810,000 from $743,588,000 at December 31, 2000. Cash and cash equivalents increased $61,098,000 or 399.9% from $15,277,000 at December 31, 2000. The majority of the increase is the result of cash acquired from the purchase of three Mellon branches and the acquisition of Guaranty Bank. The remaining increase is the result of continued deposit growth along with the proceeds from the issuance of trust-preferred securities. Investment securities increased $67,934,000 with $25,963,000 of the increase occurring from the acquisition of Guaranty Bank with the remaining increase the result of Sun investing the cash received from the before mentioned acquisitions. The intangible asset, goodwill, was increased to $23,954,000 at June 30, 2001 as Sun incurred goodwill of $15,810,000 in acquiring the three former Mellon branches and Guaranty Bank. Total liabilities increased $245,176,000, or 36.0% to $926,237,000 at June 30, 2001. Total deposits increased $202,876,000 or 45.6% to $647,442,000 at June 30,
2001. The before mentioned acquisitions represented $192,375,000 of the $202,876,000 deposit increase. Total borrowed funds increased $26,359,000 to $257,941,000 at June 30, 2001, with subordinated debentures representing $20,444,000 of the increase. The majority of the subordinated debentures are the result of Sun issuing $16,500,000 in trust preferred securities in a private placement offering that yields 10.2% and matures in thirty years and is callable in ten years. The remaining $3,944,000 was issued as part of the purchase of Guaranty Bank. In addition, the subordinated debentures are accounted for as capital under regulatory capital guidelines. Sun's total shareholders' equity increased $9,634,000 from December 31, 2000 to June 30, 2001. The increase in shareholders' equity is primarily the result of 553,558 shares of treasury stock being issued for the acquisition of Guaranty Bank. In addition, Sun purchased 69,845 shares of treasury stock with a cost of $1,044,000 over the past six months.

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

     At June 30, 2001, management deems the allowance to be adequate; however, future additions may be necessary based on economic, market, or other unforeseeable conditions, or if required by banking regulatory agencies. Although management makes its best estimate as to the additions to the allowance, there can be no assurance future material additions may not be needed.

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

     Equity securities held as of June 30, 2001 and December 31, 2000

                                                                     June 30, 2001
                                                               -------------------------
                                                                                  Fair
                                                                 Cost            Value
                                                               --------         --------
Banks and bank holding companies                               $  4,910         $  4,092
FHLB stock                                                       11,114           11,114
Non-bank companies                                                   87               77
                                                               --------         --------
      Total                                                    $ 16,111         $ 15,283
                                                               ========         ========

                                                                    December 31, 2000
                                                               -------------------------
                                                                                  Fair
                                                                 Cost            Value
                                                               --------         --------
Banks and bank holding companies                               $  5,289         $  3,651
FHLB stock                                                       12,630           12,630
Non-bank companies                                                   87               94
                                                               --------         --------
      Total                                                    $ 18,006         $ 16,375
                                                               ========         ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ADEQUACY

     Sun's strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(In Thousands)
                                                                                        For Capital
                                                           Actual                    Adequacy Purposes
                                                   ----------------------            -----------------
                                                   Amount           Ratio                   Ratio
                                                   -------          -----            -----------------
As of June 30, 2001:
Total Capital                                      $74,048          13.8%                     8.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $47,617           8.8%                     4.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $47,617           5.9%                     4.0%
   (to Average Assets)

As of December 31, 2000:
Total Capital                                      $59,303          15.0%                     8.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $54,356          13.7%                     4.0%
   (to Risk Weighted Assets)
Tier I Capital                                     $54,356           7.5%                     4.0%
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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II

Item 5 -- Other information

    On July 26, 2001, the Board of Directors approved a quarterly dividend payment of $.15 per share for shareholders of record August 31, 2001, payable September 14, 2001.

Item 6 -- Exhibits and Reports on Form 8-K

     a. On June 1, 2001 the Registrant filed an 8-K announcing the completion of the acquisition of Guaranty Bank, N.A. through a merger of Guaranty with, into, and under the charter of SunBank.

     b. On June 1, 2001 the Registrant filed an 8-K announcing the completion of the acquisition of the Mill Hall and Lock Haven offices of Mellon Bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Sun Bancorp, Inc.

Date   8/13/01                              /s/  Robert J. McCormack
     -----------                         ---------------------------------------
                                                  Robert J. McCormack
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                              /s/ Jonathan J. Hullick
                                         ---------------------------------------
                                                Jonathan J. Hullick
                                          Exec. V.P. & Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

Sun Bancorp, Inc.
PO Box 57
Selinsgrove, PA  17870
(570) 374-1131