Form 10-Q
period 2001-09-30
SUN BANCORP INC
filed 2001-11-13
CIK 713975

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

For the quarterly period ended          September 30, 2001
                               ---------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________________ to ________________

Commission File Number:             0-14745
                        -------------------------

                             SUN BANCORP, INC. (SUN)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                23-2233584
    --------------------------------                --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


    PO Box 57, Selinsgrove, Pennsylvania                 17870
   ----------------------------------------            -----------
   (Address of principal executive offices)            (Zip code)

                                 (570) 374-1131
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, No Par Value                      7,150,374
      --------------------------        --------------------------------------
                Class                   Outstanding Shares At October 30, 2001

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

CONTENTS                                                                               Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheet as of September 30, 2001 (Unaudited)
              and December 31, 2000                                                      3
          Consolidated Statement of Income for the Three and Nine Months
              Ended September 30, 2001 and September 30, 2000 (Unaudited)                5
          Consolidated Statement of Cash Flows for the Nine Months Ended
              September 30, 2001 and September 30, 2000 (Unaudited)                      7
          Notes to the Consolidated Financial Statements (Unaudited)                     9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      13


PART II - OTHER INFORMATION

Item 5 - Other Information                                                              21

Item 6 - Exhibits and Reports on Form 8-K                                               21

SIGNATURES                                                                              22

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)                 September 30, 2001         December 31, 2000
                                                     (Unaudited)                   (Note)
                                                  ------------------         -----------------
ASSETS

Cash and due from banks                                $ 22,401                  $ 13,138
Interest-bearing deposits in banks                       35,007                     2,139
                                                       --------                  --------
    Total cash and cash equivalents                      57,408                    15,277

Investment securities                                   349,387                   290,513
Loans, net of allowance for loan and lease
  losses of $6,098 in 2001 and $5,074 in 2000           527,925                   406,775
Bank premises and equipment, net                         15,497                    10,895
Intangible asset, goodwill-net                           23,439                     8,682
Accrued interest                                          5,938                     2,937
Other assets                                             12,881                     8,509
                                                       --------                  --------
    Total assets                                       $992,475                  $743,588
                                                       ========                  ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)

(In Thousands, Except Share Data)                     September 30, 2001     December 31, 2000
                                                         (Unaudited)               (Note)
                                                      ------------------     -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                      $  71,118             $  39,164
    Interest-bearing                                           577,035               405,402
                                                             ---------             ---------
       Total deposits                                          648,153               444,566

Short-term borrowings                                           19,785                 9,582
Other borrowed funds                                           222,000               222,000
Subordinated debentures                                         20,444                  --
Accrued interest and other liabilities                           5,504                 4,913
                                                             ---------             ---------
       Total liabilities                                       915,886               681,061
                                                             ---------             ---------

Shareholders' equity
    Common stock, no par value per share;
       Authorized 20,000,000 shares:
       issued 7,235,198 shares in 2001 and
       7,227,093 shares in 2000                                 83,553                81,632

    Retained earnings (deficit)                                 (9,822)              (11,177)
    Accumulated other comprehensive income (loss)                3,878                (1,591)
    Less: Treasury stock, at cost,
          84,437 shares in 2001 and
          566,440 shares in 2000                                (1,020)               (6,337)
                                                             ---------             ---------
       Total shareholders' equity                               76,589                62,527
                                                             ---------             ---------
       Total liabilities and shareholders' equity            $ 992,475             $ 743,588
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

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands, Except for Per Share Data)       For the Three Months       For the Nine Months
                                                 Ended September 30         Ended September 30
                                                ---------------------      --------------------
                                                  2001         2000         2001         2000
                                                --------      -------      -------      -------
Interest and dividend income:
    Interest and fees on loans                   $10,545      $ 8,626      $28,447      $25,273
    Income from investment securities:
       Taxable                                     4,521        4,149       13,045       12,544
       Tax exempt                                    307          261          823          737
       Dividends                                     411          392        1,211          983
    Interest on deposits in banks                    414          263        1,087          343
                                                 -------      -------      -------      -------
       Total interest and dividend income         16,198       13,691       44,613       39,880
                                                 -------      -------      -------      -------

Interest expense:
    Interest on deposits                           5,778        4,779       16,238       12,988
    Interest on short-term borrowings                121          138          353          720
    Interest on other borrowed funds               3,223        3,357        9,564        9,674
    Interest on subordinated debentures              471         --          1,098          --
                                                 -------      -------      -------      -------
       Total interest expense                      9,593        8,274       27,253       23,382
                                                 -------      -------      -------      -------

Net interest income                                6,605        5,417       17,360       16,498
Provision for loan and lease losses                  325          600          925        1,900
                                                 -------      -------      -------      -------

       Net interest income, after provision
       for loan and lease losses                 $ 6,280      $ 4,817      $16,435      $14,598
                                                 -------      -------      -------      -------

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

                                SUN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (Continued)

(In Thousands, Except for Per Share Data)        For the Three Months              For the Nine Months
                                                  Ended September 30                Ended September 30
                                              ---------------------------       ----------------------------
                                                 2001             2000             2001             2000
                                              -----------      ----------       -----------      -----------
Other operating income:
    Service charges on deposit accounts       $       551      $       333      $     1,317      $       979
    Trust income                                      226              200              726              620
    Net security gains (losses)                        62              247              898           (2,003)
    Income from investment sales                      132             --                155             --
    Income from insurance subsidiary                   65               89              156              230
    Other income                                      261               88              584              356
                                              -----------      -----------      -----------      -----------
Total other operating income                        1,297              957            3,836              182
                                              -----------      -----------      -----------      -----------

Other operating expense:
    Salaries and employee benefits                  2,738            1,749            7,024            4,960
    Net occupancy expenses                            268              155              704              500
    Furniture and equipment expenses                  416              297            1,189              832
    Amortization of goodwill                          515              189            1,053              566
    Expenses of insurance subsidiary                   59               55              159              150
    Other expenses                                  1,417              919            4,213            2,907
                                              -----------      -----------      -----------      -----------
Total other operating expenses                      5,413            3,364           14,342            9,915
                                              -----------      -----------      -----------      -----------
Income before income tax provision                  2,164            2,410            5,929            4,865
Income tax provision                                  613              639            1,511            1,200
                                              -----------      -----------      -----------      -----------
Net income                                    $     1,551      $     1,771      $     4,418      $     3,665
                                              ===========      ===========      ===========      ===========

PER SHARE DATA
       Net income per share - Basic           $      0.22      $      0.26      $      0.64      $      0.54
                                              ===========      ===========      ===========      ===========
       Weighted average number of shares
          outstanding - Basic                   7,151,474        6,776,570        6,873,596        6,783,845
                                              ===========      ===========      ===========      ===========
       Net income per share - Diluted         $      0.22      $      0.26      $      0.64      $      0.54
                                              ===========      ===========      ===========      ===========
       Weighted average number of shares
          outstanding - Diluted                 7,161,758        6,785,209        6,876,076        6,799,407
                                              ===========      ===========      ===========      ===========
       Dividends paid                         $      0.15      $      0.15      $      0.45      $      0.63
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

SUN BANCORP, INC.
FORM 10-Q
PART I
Item 1. Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                                               For the Nine Months
                                                                              Ended September 30
                                                                           --------------------------
                                                                              2001            2000
                                                                            ---------       ---------
Cash flows from operating activities:
Net income                                                                  $   4,418       $   3,665
     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
               Provision for loan and lease losses                                925           1,900
               Provision for depreciation                                         721             581
               Amortization of goodwill                                         1,053             566
               Amortization and accretion of securities, net                      259              61
               Net security (gains) losses                                       (898)          2,003
               Increase in accrued interest and other assets                   (7,227)         (3,137)
               Gain on sale of bank premises and equipment                        (71)           --
               Decrease in accrued interest and other liabilities                (957)           (735)
                                                                            ---------       ---------
                   Net cash (used in) provided by operating activities         (1,777)          4,904
                                                                            ---------       ---------

Cash flows from investing activities:
     Proceeds from sales of investment securities                              42,584          47,702
     Proceeds from maturities of investment securities                         68,896          26,247
     Cash acquired from branch acquisitions                                    64,863            --
     Cash acquired from Guaranty Bank acquisition, net of
          $2,544 cash paid                                                     27,988            --
     Purchases of investment securities                                      (135,463)        (60,682)
     Net increase in loans                                                    (49,809)        (20,870)
     Purchases of investments in limited partnerships                          (1,171)           --
     Proceeds from sales of bank premises and equipment                           222            --
     Capital expenditures                                                      (1,044)           (780)
                                                                            ---------       ---------
                   Net cash provided by (used in) investing activities         17,066          (8,383)
                                                                            ---------       ---------

Cash flows from financing activities:
     Net increase in deposits                                                  11,212          49,159
     Net increase (decrease) in short-term borrowings                           3,153         (25,706)
     Proceeds from other borrowed funds                                          --           100,000
     Repayments of other borrowed funds                                          --           (92,000)
     Proceeds from issuance of subordinated debentures                         16,500            --
     Cash dividends paid                                                       (3,063)         (4,274)
     Proceeds from sale of stock for employee benefits program                    111             111
     Purchase of treasury stock                                                (1,071)           (452)
                                                                            ---------       ---------
                   Net cash provided by financing activities                   26,842          26,838
                                                                            ---------       ---------

Net increase in cash and cash equivalents                                      42,131          23,359
Cash and cash equivalents at beginning of period                               15,277          16,059
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  57,408       $  39,418
                                                                            =========       =========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

(In Thousands)                                         For the Nine Months
                                                        Ended September 30
                                                       --------------------
                                                        2001         2000
                                                       -------      -------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:

         Interest                                      $26,163      $24,291
                                                       =======      =======
         Income taxes                                  $ 1,850      $ 2,039
                                                       =======      =======


    Loans with an estimated value of $573,000 and $494,000 were reclassified to foreclosed assets held for sale during the nine month periods ended September 30, 2001 and 2000, respectively.

    On May 31, 2001, Sun acquired all of the common stock of Guaranty Bank in exchange for cash, note, and shares of Sun's common stock. In conjunction with the acquisition, assets and liabilities were recorded as follows:


         (In Thousands)
         Cash and cash equivalents acquired                       $ 27,988
         Fair value of other assets acquired                       106,431
         Excess of cost over fair market value                       6,291
                                                                  --------
                                                                   140,710
         Value of cash, note, and stock issued by Sun               14,686
                                                                  --------
         Liabilities recorded                                     $126,024
                                                                  ========

   The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 -- Basis of Interim Presentation

     The consolidated financial statements include the accounts of Sun Bancorp, Inc. (Sun), the parent company, and its wholly owned subsidiaries SunBank
(Bank), Pennsylvania Sun Life Insurance Company (Sun Life) and Sun Bancorp Statutory Trust I. Sun also holds thirty percent ownership in Sun Abstract and Settlement Services (Sun Abstract). The transactions of Sun Life and Sun Abstract are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended September 30, 2001 and 2000:

                                       For the Three Months Ended September 30
                                      -----------------------------------------
                                                       Common           Net
                                       Income          Shares        Income Per
                                      Numerator      Denominator       Share
                                      ----------     -----------     ----------
2001
----
    Net income per share - Basic      $1,551,000       7,151,474      $   0.22
                                      ----------                      ========
    Dilutive effect of stock options                      10,284
                                                       ---------
    Net income per share - Diluted    $1,551,000       7,161,758      $   0.22
                                      ==========       =========      ========

2000
----
    Net income per share - Basic      $1,771,000       6,776,570      $   0.26
                                      ----------                      ========
    Dilutive effect of stock options                       8,639
                                                       ---------
    Net income per share - Diluted    $1,771,000       6,785,209      $   0.26
                                      ==========       =========      ========

                                       For the Nine Months Ended September 30
                                      -----------------------------------------
                                                       Common           Net
                                       Income          Shares        Income Per
                                      Numerator      Denominator       Share
                                      ----------     -----------     ----------
2001
----
    Net income per share - Basic      $4,418,000      6,873,596       $   0.64
                                      ----------                      ========
    Dilutive effect of stock options                      2,480
                                                      ---------
    Net income per share - Diluted    $4,418,000      6,876,076       $   0.64
                                      ==========      =========       ========

2000
----
    Net income per share - Basic      $3,665,000      6,783,845       $   0.54
                                      ----------                      ========
    Dilutive effect of stock options                     15,562
                                                      ---------
    Net income per share - Diluted    $3,665,000      6,799,407       $   0.54
                                      ==========      =========       ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

Note 3 - Consolidated Statement of Comprehensive Income

     The purpose of reporting comprehensive income is to report a measure of all changes in Sun's equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For Sun, "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that Sun's net income decreased for the three months ended September 30, 2001 and increased for the nine months ended September 30, 2001 compared to the corresponding periods in 2000, but comprehensive income over the same periods has increased.


(In Thousands)                                    For the Three Months        For the Nine Months
                                                   Ended September 30          Ended September 30
                                                  ---------------------       ---------------------
                                                   2001          2000           2001         2000
                                                  -------       -------       -------       -------
Net income                                        $ 1,551       $ 1,771       $ 4,418       $ 3,665
                                                  -------       -------       -------       -------
Other comprehensive income:
   Unrealized holding gains on
       available for sale securities:
   Gains arising during the period                  6,068         4,064         9,184         6,166
   Reclassification adjustment - realized
       (gains) losses included in net income          (62)         (247)         (898)        2,003
                                                  -------       -------       -------       -------
Other comprehensive income
   before income taxes                              6,006         3,817         8,286         8,169
Income tax expense related to
   other comprehensive income                      (2,042)       (1,298)       (2,817)       (2,778)
                                                  -------       -------       -------       -------
Other comprehensive income                          3,964         2,519         5,469         5,391
                                                  -------       -------       -------       -------
Comprehensive income                              $ 5,515       $ 4,290       $ 9,887       $ 9,056
                                                  =======       =======       =======       =======

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

Note 4 - Investment Securities

     The amortized cost and fair value of investment securities at September 30, 2001 and December 31, 2000 were as follows:


(In Thousands)                                                            September 30, 2001
                                                          ----------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized     Unrealized       Fair
                                                             Cost         Gains         Losses         Value
                                                          ----------   -----------   -----------      --------
Debt securities:
     Obligations of U.S. government agencies               $294,997      $  6,319      $   (417)      $300,899
     Obligations of states and political subdivisions        25,400           649           (25)        26,024
     Other corporate                                          7,444           318           (50)         7,712
                                                           --------      --------      --------       --------
     Total debt securities                                  327,841         7,286          (492)       334,635
                                                           --------      --------      --------       --------
Equity securities:
     Marketable equity securities                             4,557            36          (955)         3,638
     Restricted equity securities                            11,114          --            --           11,114
                                                           --------      --------      --------       --------
     Total equity securities                                 15,671            36          (955)        14,752
                                                           --------      --------      --------       --------
        Total                                              $343,512      $  7,322      $ (1,447)      $349,387
                                                           ========      ========      ========       ========


                                                                            December 30, 2000
                                                          ----------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized     Unrealized       Fair
                                                             Cost         Gains         Losses         Value
                                                          ----------   -----------   -----------      --------
Debt securities:
     Obligations of U.S. government agencies               $251,300      $  1,301      $ (2,353)      $250,248
     Obligations of states and political subdivisions        18,341           445           (33)        18,753
     Other corporate                                          5,277            87          (227)         5,137
                                                           --------      --------      --------       --------
     Total debt securities                                  274,918         1,833        (2,613)       274,138
                                                           --------      --------      --------       --------

Equity securities:
     Marketable equity securities                             5,376             9        (1,640)         3,745
     Restricted equity securities                            12,630          --            --           12,630
                                                           --------      --------      --------       --------

     Total equity securities                                 18,006             9        (1,640)        16,375
                                                           --------      --------      --------       --------
         Total                                             $292,924      $  1,842      $ (4,253)      $290,513
                                                           ========      ========      ========       ========

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc.
(Sun), a bank holding company, and its wholly-owned subsidiaries, SunBank
(Bank), Pennsylvania Sun Life Insurance Company and Sun Bancorp Statutory Trust
I. Sun also holds thirty percent ownership in Sun Abstract and Settlement Services (Sun Abstract). Sun's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 2000 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

     Sun's earnings of $4,418,000 ($0.64 per share basic and diluted) for the nine months ended September 30, 2001 were an increase of $753,000 ($0.10 per share basic and diluted) from the nine months ended 2000. The nine months ended September 30, 2001 included $662,000 in one time charges related to the acquisitions of three Mellon branches, Guaranty Bank, and other consolidation activities while the nine months ended September 30, 2000 included an investment portfolio restructuring charge of $2,265,000. Sun's third quarter earnings of $1,551,000 ($0.22 per share basic and diluted) for September 30, 2001 were a decrease of $220,000 ($0.04 per share basic and diluted) from the third quarter of 2000. The earnings resulted in annualized return on average assets (ROA) for the nine months ended September 30, 2001 of 0.66% as compared to 0.68% for the nine months ended September 30, 2000. Annualized return on average equity (ROE) for the nine months ended September 30, 2001 was 8.72% as compared to 8.57% for the nine months ended September 30, 2000. Excluding the one time charges noted above, Sun would have recognized net income of $4,855,000 ($0.71 per share basic and diluted) with an ROA of .71% and ROE of 9.39% for the nine months ended September 30, 2001.

     Goodwill has been acquired through the acquisitions of Bucktail Bank and Trust Company, Guaranty Bank N.A., and three Mellon branches. Generally accepted accounting principles require management to reflect the effects of goodwill amortization expense on Sun's financial statements. Excluding goodwill, Sun's ROA would be 0.83% and ROE would be 14.23%. For the same period in 2000, excluding goodwill would have resulted in ROA of 0.79% and ROE would be 11.83%

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." With SFAS 142, which will be adopted effective January 1, 2002, Sun will no longer amortize goodwill. The FASB and SEC are currently reviewing if any recorded goodwill should be allocated to a core deposit intangible. This amount if any of the allocated core deposit intangible would be subject to amortization. Sun will be required to test the goodwill for impairment annually. If the goodwill is determined to be impaired, Sun will be required to write down the carrying value of the goodwill.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net interest income increased to $6,605,000 for the three months ended September 30, 2001 as compared to $5,417,000 for the same period of 2000. Total interest and dividend income increased $2,507,000 to $16,198,000 for the three months ended September 30, 2001 as compared to 2000. A majority of the increase, $1,919,000, is the result of Sun's continued

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

growth of the loan portfolio. Interest on deposits in banks has increased $151,000 to $414,000 for the three months ended September 30, 2001 due to the cash acquired by Sun from the purchases of three Mellon branches and Guaranty Bank during the first half of 2001. Total interest expense increased $1,319,000 to $9,593,000 for the three months ended September 30, 2001, as compared to 2000. The increase is the result of the growth in deposits along with the issuance of $20,444,000 in subordinated debentures related to the issuance of trust-preferred securities and the purchase of Guaranty Bank. The provision for loan and lease losses decreased 45.8% to $325,000 for the three months ended September 30, 2001. The decrease is the result of Sun's continued emphasis on credit quality as seen by the loan delinquency ratio remaining steady at 1.14% at September 30, 2001 as compared to 1.15% at September 30, 2000.

     Total other operating income increased $525,000, excluding security gains, for the three months ended September 30, 2001, compared to the same period of 2000. Service charges on deposit accounts increased 65.4% to $551,000 for the three months ended September 30, 2001. The increase is the result of Sun updating its fee structure along with the addition of eleven branches since September 30, 2000. Trust income increased 13.0% to $226,000 for the three months ended September 30, 2001. During 2001, Sun began a new retail investment sales program to offer mutual funds, annuities, and other services through investment representatives in the branch network, which accounted for $132,000 in new fee income. Other income increased $173,000 to $261,000 for the three months ended September 30, 2001. The majority of this increase is the result of three items. First, Sun Abstract generated $36,000 in income for the three months ended September 30, 2001. Second, gains on the sale of other real estate owned increased $47,000 and third, gains on the sale of loans increased $29,000 for the three months ended September 30, 2001 as compared to 2000.

     Other operating expenses increased to $5,413,000 for the three months ended September 30, 2001, compared to $3,364,000 in the same period of 2000. The main reason for Sun's $2,049,000 increase in other operating expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 is expansion. Over the past year Sun has added eleven branches, 42.3% of the current 26 branch network, through internal growth and acquisitions. Salaries and employee benefits increased 56.5% to $2,738,000 for the three months ended September 30, 2001 as Sun continues to attract new employees to expand Sun's market area coverage. This is evidenced by Sun increasing the number of full time equivalent employees by 43.2% to 288 at September 30, 2001 as compared to 201 at September 30, 2000. Net occupancy and furniture and equipment expenses increased 51.3% to $684,000 for the three months ended September 30, 2001. The increase is do to Sun investing in infrastructure improvements in conjunction with the before mentioned acquisitions and to prepare for any future expansion. Amortization of goodwill has increased $326,000 do to goodwill acquired from the acquisitions of three Mellon branches and Guaranty Bank during the first half 2001. Other expenses increased $498,000 to $1,417,000 for the three months ended September 30, 2001. The majority of the increase is the result of two factors. First, Sun incurred legal and consultant expenses associated with the before mentioned acquisitions and Sun also engages consultants to advise management with regard to expanding Sun's infrastructure to pursue future opportunities. Second, there have been increases in other normal business activities (including

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the FDIC assessment and the Pennsylvania Shares Tax) associated with the increased number of branches and customers.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net interest income for the nine months ended September 30, 2001, increased $862,000, or 5.2%, over the same period in 2000. The increase in net interest income is the result of run off of higher cost certificates of deposit which were booked in the second half of 2000 coupled with deposit rate reductions during 2001. In addition, Sun's level of lower cost core deposits has grown significantly from the before mentioned acquisitions. Over the same time period, Sun has been able to reduce the provision for loan and lease losses by $975,000 while the Allowance for Loan and Lease Losses (ALLL) remained steady at 1.14% compared to 1.15% at September 30, 2000. Net interest income after the provision for loan and lease losses increased 12.5% to $16,435,000 at September 30, 2001. Other operating income increased $753,000, excluding security gains (losses), for the nine months ended September 30, 2001, compared to the same period of 2000. Increases in trust income, investment sales, and service charges on deposit accounts were offset by a decrease in income from Sun's captive insurance subsidiary. Other operating expenses increased $4,427,000, or 44.6%, for the nine months ended September 30, 2001, compared to the same period in 2000 primarily due to the reasons described above in the results of operations for three months ended September 30, 2001 and 2000.

BALANCE SHEET - SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

     Total assets were $992,475,000 at September 30, 2001, an increase of $248,887,000 from $743,588,000 at December 31, 2000. Cash and cash equivalents increased $42,131,000 or 275.7% from $15,277,000 at December 31, 2000. The increase is the result of cash acquired from the purchase of three Mellon branches, the acquisition of Guaranty Bank, continued deposit growth, and proceeds from the issuance of trust-preferred securities. The cash has not been invested as management awaits the settlement of the sale of the Johnsonburg and Emporium branches, which will result in a net outflow of cash. In addition, management is also evaluating several investment options, which will reduce the amount of cash and cash equivalents to historical levels. Investment securities increased $58,874,000 with $25,963,000 of the increase occurring from the acquisition of Guaranty Bank. The intangible asset, goodwill, was increased to $23,439,000 at September 30, 2001 as Sun incurred goodwill of $15,810,000 in acquiring the three former Mellon branches and Guaranty Bank.

     Total liabilities increased $234,825,000, or 34.4% to $915,886,000 at September 30, 2001. Total deposits increased $203,587,000 or 45.7% to $648,153,000 at September 30, 2001. The before mentioned acquisitions represented $192,375,000 of the $203,587,000 deposit increase. The majority of the remaining increase in deposits is the result of managements focus on growing core deposits with increases in NOW accounts leading the way. Total borrowed funds increased $30,647,000 to $262,229,000 at September 30, 2001, with subordinated debentures representing $20,444,000 of the increase, with the remaining increase resulting from the growth of the Bank's cash management program. The majority of the subordinated debentures are the result of Sun issuing $16,500,000 in trust preferred securities in a private placement offering that yields 10.2%

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and matures in thirty years and is callable in ten years. The remaining $3,944,000 was issued as part of the purchase of Guaranty Bank. In addition, the subordinated debentures are accounted for as capital under regulatory capital guidelines.

     Sun's total shareholders' equity increased $14,062,000 from December 31, 2000 to September 30, 2001. The increase is the result of two factors. First, Sun now has accumulated other comprehensive income of $3,878,000 as compared to a loss of $1,591,000 at December 31, 2000. Second, treasury stock decreased $5,317,000 as Sun issued 553,558 shares of treasury stock for the acquisition of Guaranty Bank while also purchasing 71,555 shares of treasury stock with a cost of $1,071,000 over the past nine months.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

     Sun's ALLL is funded through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income. Loan losses are charged against the ALLL in the period in which they have been determined to be uncollectible. Recoveries of previously charged off loans are credited to the allowance as they are received. Management funds the ALLL at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio. Management believes the ALLL is adequate at September 30, 2001.

     Management's analysis incorporates many factors, including current and anticipated economic conditions, loss experience, loan portfolio composition, anticipated losses, and unfounded commitments. For significant real estate properties, management obtains independent value appraisals. Sun also retains consultants to conduct independent, periodic loan quality reviews, which management incorporates into its ALLL analysis.

     Sun segregates the ALLL into specific and general allocations. Management determines specific allocations based on criteria and analysis developed to evaluate credit risk within each loan category. Each loan category's unique risk characteristics guides management's analysis and determination of an adequate specific reserve for that category. For real estate loans, management considers factors that include historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions. For commercial and industrial loans, management evaluates several factors including historical loss experience, current loan grades, expected future cash flows, individual loan reviews, internal and external analysis, and anticipated economic conditions. For individual (consumer) loans, management evaluates factors such as historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions.

     Sun's general allocation is based on loss rates by loan grade, economic trends, and other risk factor. Management determines estimated loss rates by loan grade based on current loan grade, remaining term, loan type, periodic quantification of actual losses over a period of time, and other factors. Management believes its general allocation methodology reasonably measures the credit risk not captured in specific allocations and provides for an adequate aggregate ALLL.

     The ALLL only represents management's estimate of an amount adequate to absorb probable loan losses due to credit quality. Management cannot precisely quantify that amount due to many uncertainties, including future economic conditions and other factors. As a result, unforeseen developments may require management to increase the ALLL. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun's ALLL and may, consistent with examination guidelines and current information, require an increased ALLL. As a result, any number of factors may materially change management's analysis in the future.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EQUITY SECURITIES RISK

     Sun's equity securities consist of restricted stock, (primarily FHLB stock), bank and bank holding company stock, and other marketable stocks. Since FHLB stock is redeemable at par, Sun carries it at cost and periodically evaluates the stock for impairment. Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment. Management currently does not believe any factors exist to suggest potential impairment.

     Bank and bank holding company stocks are subject to general industry risks, including competition from non-bank entities, credit risk, interest rate risk, and other factors. Individual stocks could suffer price decreases due to circumstances at specific banks. In addition, Sun's bank stock investments are concentrated in Pennsylvania entities, so these investments could decline in value if there were a downturn in the state's economy. Other marketable stocks are comprised of non-bank, exchange-traded stocks that are subject to typical equity risks.

     Sun continually monitors its risk associated with equity securities. Sun's other marketable equities and equities of banks outside Pennsylvania were acquired as part of a prior investment strategy that current management does not embrace. Therefore, Sun will seek to divest those investments prudently so that sales do not result in losses.

     Equity securities held as of September 30, 2001 and December 31, 2000

                                       September 30, 2001
                                      --------------------
                                                    Fair
                                        Cost        Value
                                      -------      -------
Banks and bank holding companies      $ 4,470      $ 3,555
FHLB stock                             11,114       11,114
Non-bank companies                         87           83
                                      -------      -------
      Total                           $15,671      $14,752
                                      =======      =======

                                        December 31, 2000
                                      --------------------
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
                                      =======      =======

SUN BANCORP, INC.
FORM 10-Q
PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ADEQUACY

     Sun and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun's financial statements. Under regulatory capital adequacy guidelines, Sun and the Bank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices). All related factors are subject to qualitative judgments by the regulators.

     Sun is currently, and has been in the past, designated a well-capitalized institution. Shareholders' equity increased $14,062,000 to $76,589,000 at September 30, 2001, from $62,527,000 at December 31, 2000. Unrealized gains or losses, net of taxes, on investment securities are reported as accumulated other comprehensive income (loss) within shareholders' equity. Sun had unrealized gains of $3,878,000 at September 30, 2001 and unrealized losses of $1,591,000 at December 31, 2000. During the nine months ended September 30, 2001, Sun paid $3,063,000 in cash dividends and has also purchased $1,071,000 in treasury stock. Management is not aware of any events or regulatory restrictions that would have a material effect on Sun's capital adequacy.

     Sun's strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.


(In Thousands)                                              For Capital
                                        Actual            Adequacy Purposes
                                  --------------------    -----------------
                                   Amount       Ratio           Ratio
                                   ------       -----           -----
As of September 30, 2001:
Total Capital                     $75,205        13.8%          8.0%
   (to Risk Weighted Assets)
Tier I Capital                    $65,161        11.9%          4.0%
   (to Risk Weighted Assets)
Tier I Capital                    $65,161         6.2%          4.0%
   (to Average Assets)

As of December 31, 2000:
Total Capital                     $59,303        15.0%          8.0%
   (to Risk Weighted Assets)
Tier I Capital                    $54,356        13.7%          4.0%
   (to Risk Weighted Assets)
Tier I Capital                    $54,356         7.5%          4.0%
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

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, 3, and 4 -- Omitted pursuant to instructions to Part II

Item 5 -- Other information

     On October 25, 2001, the Board of Directors approved a quarterly dividend payment of $.15 per share for shareholders of record November 30, 2001, payable December 14, 2001.

Item 6 -- Exhibits and Reports on Form 8-K

     a. On August 21, 2001 the Registrant filed an 8-K announcing the entering into a definitive agreement for Northwest Bancorp, Inc. to acquire SunBank's Johnsonburg and Emporium branch offices.

SUN BANCORP, INC.
FORM 10-Q
PART II

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Sun Bancorp, Inc.

Date          11/13/01                             /s/ Robert J. McCormack
      ------------------------           ---------------------------------------
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