Form 10-K405
period 2001-12-31
SUN BANCORP INC
filed 2002-03-22
CIK 713975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended                    December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                           to

Commission File Number 0-14745

SUN BANCORP, INC. (SUN)

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2233584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Market Street, Selinsgrove, PA	17870
(Address of principal executive offices)	(Zip Code)

570-374-1131
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 7, 2002, the Registrant had 7,138,816 shares of common stock outstanding with a no par value.  Based on the closing price of $17.00 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $121,359,872.

Portions of the 2001 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 2002 Proxy Statement for the Annual Shareholders’ Meeting to be held on April 25, 2002 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

PART I

ITEM 1 - BUSINESS

SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982.  SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987.  On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank (Bank).  SUN also owns the Beacon Life Insurance Company, a credit life and disability insurance company formed in 1993 as Pennsylvania SUN Life Insurance Company and changed its legal title in 2001.  SUN is a limited partner in five partnerships for the purpose of building, owning, and operating an affordable elderly apartment complex in SUN’s market area.  As part of the agreement, SUN is able to recognize tax credits from this economic development project.  On June 30, 1997, SUN acquired Bucktail Bank and Trust Company (Bucktail) from FNB Corporation.  Concurrently, Bucktail was merged into Sun Bank.  On October 4, 2000, Sun Bank changed its legal title to SunBank and discontinued using the trade names Snyder County Trust Company, Watsontown Bank, Central Pennsylvania Bank, and Bucktail Bank and Trust Company.  On October 30, 2000, SUN acquired seventy-five percent of Sun Abstract and Settlement Services for the sum of $15,000 which represents the total investment.  During 2001, SUN’s investment percentage was reduced to thirty percent due to the addition of additional partners. On January 28, 2001, SUN formed Sun Bancorp Statutory Trust I for the purpose of issuing trust preferred securities.  On May 31, 2001, SUN acquired Guaranty Bank, N.A., which was concurrently merged into SunBank.  On December 28, 2001, SUN formed SUBI Investment Company, a Delaware corporation formed to hold certain investments.

SunBank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in northeastern and central Pennsylvania.  SunBank operates 24 banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, and Luzerne Counties.  At December 31, 2001, SunBank had total assets of $917,970,000 and total shareholders’ equity of $81,188,000.  Net income for 2001 was $9,607,000.

SunBank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, investment products, and safe deposit services.  SunBank also operates a trust department that provides full fiduciary services.  Also, 45 Automated Teller Machines (ATMs) and cash dispensing units throughout the service area provide 24-hour banking service.  SunBank’s activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, SunBank’s business is not seasonal in nature and does not engage in foreign transactions.  The majority of the loan portfolio is comprised of real estate loans and consumer loans (predominately automobiles).  SunBank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent allowed by law.

The Beacon Life Insurance Company (Beacon) provides credit life and disability insurance to SunBank’s credit customers.  Beacon is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank.  At December 31, 2001, Beacon had total assets of $893,000 and total shareholders’ equity of $542,000.  Net income for 2001 was $77,000.

Competition continues to heighten in the financial services industry in northeastern and central Pennsylvania not only among banks but also with savings and loan associations, credit unions, discount brokerage firms, insurance companies, and other nonbank financial service providers.  Changing regulatory and economic conditions affect SUN’s ability to compete effectively in its market area.  Most of the competition is centered around the setting of interest rates to be charged on loans and rates paid on deposits, fees on deposit accounts, and customer service.  SUN’s management feels it competes effectively in its market area.

SUN is subject to regulation and supervision by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking.  SUN files quarterly and annual reports with the Federal Reserve Bank (FRB) of Philadelphia and periodic on-site exams of SUN are done by the FRB.  Regular examinations of SunBank are conducted by the FDIC and the Pennsylvania Department of Banking.

SUN and the Beacon Life Insurance Company do not have any employees.  At December 31, 2001, SunBank employed 333 persons.  SunBank offers a variety of benefit programs and feels its relationship with its employees is good.

ITEM 2 - PROPERTIES

SUN’s corporate office is located in SunBank’s main banking office.  SUN owns all of its properties with the exception of an off-site ATM at 700 North Broad Street; Selinsgrove; South Williamsport; Loyalsock; and Lewisburg; which are leased.  In 1995, SUN purchased parcels of land in Liverpool for the purpose of building a branch in the future. In 2001, SunBank opened an office in Lewisburg.  In addition, SunBank purchased three Mellon Bank branches: Lewisburg, Lock Haven, and Mill Hall.  SUN acquired Guaranty Bank, N.A. in 2001, and after the banks merged, had additional offices in Mountain Top, Pikes Creek, Wilkes-Barre, Glen Lyon, Shamokin, and Nanticoke. All properties are in good condition and adequate for SunBank’s purposes.  The following is a list of the banking offices, the addresses, and a brief description of each office.

Office	Address	Description
1. Main	2 South Market Street Selinsgrove, Pennsylvania 17870	Brick structure

2. Shamokin Dam	200 Susquehanna Trail Shamokin Dam, Pennsylvania 17876	Brick structure

3. New Berlin	Market & Plum Streets New Berlin, Pennsylvania 17855	Brick structure

4. Sunbury	11 South Second Street Sunbury, Pennsylvania 17801	Brick structure

5. Middleburg	Route 522 & Dock Hill Road Middleburg, Pennsylvania 17842	Brick structure

6. Trust Division	100 West Pine Street Selinsgrove, Pennsylvania 17870	Brick structure

7. Automated Teller Machine	108 West Pine Street Selinsgrove, Pennsylvania 17870	Brick structure

8. Automated Teller Machine	700 North Broad Street Selinsgrove, Pennsylvania 17870	Brick structure

9. Watsontown	300 Main Street Watsontown, Pennsylvania 17777	Brick structure

10. Northumberland	96 Duke Street Northumberland, Pennsylvania 17857	Brick structure

11. Liverpool	Rts. 11 & 15 South Liverpool, Pennsylvania 17045	Land

12. Hughesville	2 South Main Street Hughesville, PA 17737	Brick structure

13. Newberry	2131 W. Fourth Street Williamsport, PA 17701	Brick structure

14. Montoursville	301 Broad Street Montoursville, PA 17754	Brick structure

15. Squire Hays	3155 Lycoming Creek Road Williamsport, PA 17701	Stone and frame structure

16. South Williamsport	2 East Mountain Ave. S. Williamsport, PA 17702	Brick structure

17. Maynard Street	90 Maynard Street Williamsport, PA 17701	Brick structure

18. Loyalsock	814 Westminster Drive Williamsport, PA 17701	Masonry Block

19. Lewisburg	141 Plaza 15 Lewisburg, PA 17837	Brick structure

20. Lewisburg	311 Market Street Lewisburg, PA 17837	Brick and stone structure

21. Lock Haven	Bellefonte Ave & East Church Street Lock Haven, PA 17745	Frame structure

22. Mill Hall	349 Main Street Mill Hall, PA 17751	Brick structure

23. Mountain Top	46 South Mountain Boulevard Mountain Top, PA 18707	Frame structure

24. Pikes Creek	Routes 118 & 29 Pikes Creek, PA 18621	Frame structure

25. Wilkes-Barre	639 South Main Street Wilkes-Barre, PA 18702	Brick and stone structure

26. Glen Lyon	18 East Main Street Glen Lyon, PA 18617	Brick and stone structure

27. Shamokin	10 South Market Street Shamokin, PA 17872	Brick structure

28. Nanticoke	35 East Main Street Nanticoke, PA 18634	Brick and stone structure

ITEM 3 - LEGAL PROCEEDINGS

Various legal actions arise against the corporation in the normal course of business.  In the opinion of management and counsel, when the actions that are currently pending or threatened against the corporation are resolved, they should not have a material adverse effect on the business or financial condition of the corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock of SUN BANCORP, INC. trades on the NASDAQ national market system under the symbol SUBI.  As of March 7, 2002, SUN had approximately 2,222 holders of its common stock.  SUN offers its shareholders a Dividend Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock.

The payment of dividends by SUN is at the discretion of the Board of Directors and to the extent funds are legally available for that purpose.  SUN may not pay dividends in any year in excess of the total of the current year’s net income and the retained net income of the prior two years without the approval of the Federal Reserve Bank.  Additionally, bank regulations limit the amount of dividends that may be paid to SUN by the subsidiary bank without prior approval from the regulatory agencies.

Additional stock information is incorporated by reference to Shareholder Information found on page 52 of the 2001 Annual Report to Shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

This item is incorporated by reference to information under the heading Five Year Financial Highlights on page 37 of the 2001 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This item is incorporated by reference to Management’s Discussion and Analysis on pages 38 through 51 of the 2001 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is incorporated by reference to Management’s Discussion and Analysis on pages 49 and 50 of the 2001 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report set forth on pages 14 through 36 of the 2001 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on page 5 of the Corporation’s 2002 Proxy Statement.

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the corporation’s officers and directors, and persons who own more than ten percent of the registered class of the corporation’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16 (a) forms they file.

Based on its review of the copies of such forms received by it, and/or written statements received from the respective individuals, the corporation believes that during the period January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to management remuneration and compensation is incorporated herein by reference to Executive Compensation and Other Information on page 14 of the 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on page 10 of the 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to footnote 15 on page 30 of the 2001 Annual Report to Shareholders and under the heading of Transactions with Management on page 20 of the 2002 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)      The following consolidated financial statements and independent auditors’ report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Income - Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(2)     All schedules applicable to the Registrant are shown in the respective financial statements or the notes thereto.  Financial statement schedules not included are omitted because the information is not required under the related instructions or it is inapplicable.

(3)     Exhibits

3 (i)         The Articles of Incorporation of the Corporation are incorporated herein by reference to Exhibit 3 to the Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998 (Commission File Number 0-14745).

3 (ii)        The By-Laws, as amended and restated, are incorporated herein by reference to Exhibit 3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 0-14745).

10            Employment agreement between Robert J.  McCormack and SUN BANCORP. INC. and SunBank dated March 1, 2002.

13            Annual Report to Shareholders of SUN BANCORP, INC. for the year ended December 31, 2001 is filed herewith.  The report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered “filed” as part of the Form 10-K filing.

21            Subsidiaries of the Registrant.

22            Published Report Regarding Matters Submitted To Vote Of Shareholders is incorporated by reference to the 2002 Definitive Proxy Statement of SUN BANCORP, INC.

23            Consent of Independent Auditors.

(b)           No reports on Form 8-K were required to be filed during the fourth quarter of 2001.

(c)           Exhibits - the required exhibits are included under Item 14 (a) (3) of the Form 10-K.

(d)           Financial statement schedules are omitted because the required information is not applicable or is included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SUN BANCORP, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN BANCORP, INC.
(Registrant)

Date:	3/22/02	By:	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

Date:	3/22/02	By:	/s/ Jonathan J. Hullick
Jonathan J. Hullick
Exec. VP, Chief Operating Officer & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date
/s/ Fred W. Kelly, Jr.	3/22/02
Fred W. Kelly, Jr.
Chairman of the Board

/s/ Robert J. McCormack	3/22/02
Robert J. McCormack
President, Chief Executive Officer, and Director

/s/ Martha A. Barrick	3/22/02
Martha A. Barrick, Director

/s/ Max E. Bingaman	3/22/02
Max E. Bingaman, Director

/s/ Maureen M. Bufalino	3/22/02
Maureen M. Bufalino, Director

/s/ David R. Dieck	3/22/02
David R. Dieck, Director

/s/ Louis A. Eaton	3/22/02
Louis A. Eaton, Director

/s/ M. Mitchell Fetterolf	3/22/02
M. Mitchell Fetterolf, Director

/s/ Stephen J. Gurgovits	3/22/02
Stephen J. Gurgovits, Director

/s/ Thomas B. Hebble	3/22/02
Thomas B. Hebble, Director

/s/ Robert A. Hormell	3/22/02
Robert A. Hormell, Director

/s/ Paul R. John	3/22/02
Paul R. John, Director

/s/ George F. Keller	3/22/02
George F. Keller, Director

/s/ George E. Logue, Jr.	3/22/02
George E. Logue, Jr., Director

/s/ Marlin T. Sierer	3/22/02
Marlin T. Sierer, Director

/s/ Dennis J. Van	3/22/02
Dennis J. Van, Director

Subsidiaries of SUN BANCORP, INC.

The following table sets forth the subsidiaries of the Registrant at December 31, 2001.

Name	Organized Under the Laws of
SunBank Selinsgrove, PA Wholly Owned	Commonwealth of Pennsylvania

Beacon Life Insurance Company Phoenix, AZ Wholly Owned	State of Arizona

Sun Bancorp Statutory Trust I Hartford, CT Wholly Owned	State of Connecticut

SUBI Investment Company Wilmington, DE Wholly Owned	State of Delaware

Sun Abstract and Settlement Services Selinsgrove, PA Thirty Percent Owned	Commonwealth of Pennsylvania

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in this annual report on  Form 10-K of Sun Bancorp, Inc. for the year ended December 31, 2001 of our  report dated February 19, 2002 which appears on page 36 of the annual report to  shareholders for the year ended December 31, 2001.

/s/ Parente Randolph, PC

Williamsport, Pennsylvania
March 22, 2002

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	December 31,
	2001	2000
Assets
Cash and due from banks	$24,125	$13,138
Interest-bearing deposits in banks	20,858	2,139
Total cash and cash equivalents	44,983	15,277
Investment securities	305,612	290,513
Loans, net	515,520	406,775
Bank premises and equipment, net	14,462	10,895
Intangible asset, goodwill, net	14,018	8,682
Intangible asset, core deposit intangible, net	8,755	—
Accrued interest	5,063	3,331
Other assets	12,442	8,115
Total assets	$920,855	$743,588

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$57,990	$39,164
Interest-bearing	515,887	405,402
Total deposits	573,877	444,566
Short-term borrowings	22,138	9,582
Other borrowed funds	222,000	222,000
Subordinated debentures	20,444	—
Accrued interest and other liabilities	4,885	4,913
Total liabilities	843,344	681,061

Shareholders’ equity:
Common stock, no par value per share; 20,000,000 authorized shares; issued 7,236,251 in 2001 and 7,227,093 in 2000	83,565	81,632
Retained earnings (deficit)	(6,961)	(11,177)
Accumulated other comprehensive income (loss)	2,069	(1,591)
Less: Treasury stock at cost, 93,417 shares in 2001 and 566,440 shares in 2000	(1,162)	(6,337)
Total shareholders’ equity	77,511	62,527
Total liabilities and shareholders’ equity	$920,855	$743,588

Consolidated Statements of Income

(In Thousands, Except for Net Income Per Share)

	Years Ended December 31,
	2001	2000	1999
Interest and dividend income:
Interest and fees on loans	$38,603	$33,964	$29,841
Income from available for sale securities:
Taxable	17,089	16,805	14,642
Tax exempt	1,137	967	1,818
Dividends	1,520	1,396	997
Interest on deposits in banks and other financial institutions	1,345	428	156
Total interest and dividend income	59,694	53,560	47,454
Interest expense:
Interest on deposits	21,164	18,075	14,880
Interest on short-term borrowings	430	853	843
Interest on other borrowed funds	12,787	12,897	10,507
Interest on subordinated debentures	1,578	—	—
Total interest expense	35,959	31,825	26,230
Net interest income	23,735	21,735	21,224
Provision for loan and lease losses	1,500	2,500	1,925
Net interest income after provision for loan and lease losses	22,235	19,235	19,299
Other operating income:
Service charges on deposit accounts	1,903	1,315	1,213
Trust income	745	897	722
Net securities gains (losses)	844	(1,955)	1,962
Income from investment product sales	309	—	—
Income from insurance subsidiary	183	270	223
Gain on sale of branches	4,892	—	—
Other income	632	457	840
Total other operating income	9,508	984	4,960
Other operating expenses:
Salaries and employee benefits	9,680	7,319	6,204
Net occupancy expenses	995	660	653
Furniture and equipment expenses	1,745	1,184	1,038
Pennsylvania shares tax	699	600	553
Amortization of intangibles	1,567	755	755
Expenses of insurance subsidiary	110	190	129
Other expenses	5,253	3,387	2,747
Total other operating expenses	20,049	14,095	12,079
Income before income tax provision	11,694	6,124	12,180
Income tax provision	3,344	1,526	3,425
Net income	$8,350	$4,598	$8,755
Net income per share — Basic	$1.20	$0.68	$1.28
Net income per share — Diluted	$1.20	$0.68	$1.28

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except for Share Data)

Years Ended December 31, 2001, 2000 and 1999

	Common Stock Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 1998	6,860	$72,913	$(4,949)	$2,016	$(2,179)	$67,801
Comprehensive loss:
Net income	—	—	8,755	—	—	8,755
Unrealized losses on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(12,683)	—	(12,683)
Total comprehensive loss						(3,928)
Stock issued:
Stock dividends	332	8,169	(8,169)	—	—	—
Employee benefit plans	27	398	—	—	—	398
Purchase of treasury stock (87,932 shares)	—	—	—	—	(2,163)	(2,163)
Cash dividends declared, $.90 per share	—	—	(6,135)	—	—	(6,135)
Tax benefit of exercised stock options	—	40	—	—	—	40
Balance, December 31, 1999	7,219	81,520	(10,498)	(10,667)	(4,342)	56,013
Comprehensive income:
Net income	—	—	4,598	—	—	4,598
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	9,076	—	9,076
Total comprehensive income						13,674
Stock issued:
Employee benefit plans	8	112	—	—	—	112
Purchase of treasury stock (140,391 shares)	—	—	—	—	(1,995)	(1,995)
Cash dividends declared, $.78 per share	—	—	(5,277)	—	—	(5,277)
Balance, December 31, 2000	7,227	81,632	(11,177)	(1,591)	(6,337)	62,527
Comprehensive income:
Net income	—	—	8,350	—	—	8,350
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	3,660	—	3,660
Total comprehensive income						12,010
Stock issued:
Employee benefit plans	9	123	—	—	—	123
Purchase of Guaranty Bank, N.A. (553,558 treasury shares)	—	1,810	—	—	6,388	8,198
Purchase of treasury stock (80,535 shares)	—	—	—	—	(1,213)	(1,213)
Cash dividends declared, $.60 per share	—	—	(4,134)	—	—	(4,134)
Balance, December 31, 2001	7,236	$83,565	$(6,961)	$2,069	$(1,162)	$77,511

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$8,350	$4,598	$8,755

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,500	2,500	1,925
Provision for depreciation	977	812	715
Amortization of intangibles	1,567	755	755
Amortization and accretion of securities, net	418	90	253
Deferred income tax	(305)	(349)	2
Net securities (gains) losses	(844)	1,955	(1,962)
Gain on sale of branches	(4,892)	—	—
Gain on sale of bank premises and equipment	(71)	—	—
Net change in other assets and liabilities	(7,016)	(2,217)	1,142
Net cash (used in) provided by operating activities	(316)	8,144	11,585
Cash flows from investing activities:
Proceeds from sales of investment securities	43,252	71,024	37,104
Proceeds from maturities of investment securities	109,051	31,622	29,497
Cash acquired from branch acquisitions	92,852	—	—
Cash paid from sale of branches	(32,431)	—	—
Purchases of investment securities	(135,464)	(98,836)	(111,945)
Net increase in loans	(59,981)	(30,472)	(53,345)
Proceeds from sale of branches	4,892	—	—
Proceeds from sale of bank premises and equipment	222	—	—
Capital expenditures	(596)	(1,165)	(2,118)
Net cash provided by (used in) investing activities	21,797	(27,827)	(100,807)
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,557)	44,445	36,235
Net increase (decrease) in short-term borrowings	5,506	(26,384)	10,216
Proceeds from other borrowed funds	—	100,000	75,000
Repayments of other borrowed funds	—	(92,000)	(22,500)
Proceeds from issuance of subordinated debentures	16,500	—	—
Cash dividends paid	(4,134)	(5,277)	(6,135)
Proceeds from sale of stock for employee benefits program	123	112	398
Purchase of treasury stock	(1,213)	(1,995)	(2,163)
Net cash provided by financing activities	8,225	18,901	91,051
Net increase (decrease) in cash and cash equivalents	29,706	(782)	1,829
Cash and cash equivalents at beginning of year	15,277	16,059	14,230
Cash and cash equivalents at end of year	$44,983	$15,277	$16,059
Supplemental disclosure of cash flow information:
Interest paid	$34,598	$31,825	$25,769
Income taxes paid	$2,450	$2,239	$3,550

Supplemental schedule of noncash investing and financing activities:

• Loans with an estimated value of $837 in 2001 and $494 in 2000, were reclassified to foreclosed assets held for sale.

• The tax benefit of exercised stock options of $40 in 1999 was credited to common stock.

The net cash acquired in the amount of $60,421 from the acquisition of Guaranty Bank, N.A. and three Mellon Bank branches, offset by the sale of two SunBank branches resulted in the recording of the following:

Asset:		Liabilities and Shareholders’ Equity:
Investments	$25,967	Deposits	$137,868
Loans	51,101	Short-term borrowings	7,050
Bank premise and equipment	4,099	Subordinated debentures	3,944
Intangible assets	15,658	Accrued interest and other liabilities	1,458
Accrued interest andother assets	1,272	Common stock	1,810
		Treasury stock reduction	6,388
Total	$98,097	Total	$158,518

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Sun Bancorp, Inc. and subsidiaries (“Sun”) accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America and with general financial industry practices. Certain prior year amounts were reclassified to conform to current year classifications. The following summary addresses the most significant policies:

Consolidation Basis

Consolidated financial statements include the accounts of Sun Bancorp, Inc. (parent company) and its wholly owned subsidiaries: SunBank (Bank), SUBI Investment Company, Sun Trust I, and Beacon Life Insurance Company (Beacon). Sun also holds thirty percent ownership in Sun Abstract and Settlement Services (Sun Abstract). Beacon’s and Sun Abstract’s transactions are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Operations

Sun provides a full-range of community and commercial banking services through 24 SunBank offices in northeast and central Pennsylvania. SunBank’s primary deposit products include checking, savings, money market, and certificate of deposit accounts. SunBank’s primary loan products include commercial loans, consumer loans, and single-family residential mortgages.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, the disclosed amounts of contingent assets and liabilities as of the date of the balance sheets, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. In particular, management relies on estimates and assumptions when determining an adequate allowance for loan and lease losses. Refer to the heading “Allowance for Loan and Lease Losses (ALLL)” in Note 1 for additional information.

Investment Securities

Sun reports all securities, including debt instruments, restricted equities, and unrestricted equities as available for sale. Except for restricted equities, Sun reports all securities at fair value. Unrealized gains or losses, net of tax, are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Restricted equities consist primarily of Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is carried at cost and evaluated for impairment. Management estimates fair values based on bid prices from securities dealers when available. When bid prices are not available, management relies on standard economic value models. For certain instruments neither bid prices or economic value models are available, so management estimates fair value based on observable market prices for instruments with similar cash flow and risk characteristics.

Premium amortization and discount accretion are recorded using the level yield method over each security’s remaining contractual or expected life (whichever is shorter), adjusted for actual prepayment experience. Realized gains and losses from securities sales are computed based on each security’s specific carrying value.

Loans and Leases

Sun recognizes loan and lease interest income using the accrual method applied to outstanding principal. Sun does not recognize interest income when management believes collection is doubtful. When management designates a loan as nonaccrual, accrued interest receivable is generally charged against current earnings. Designation as nonaccrual does not necessarily imply a potential principal charge-off. Sun generally does not recognize interest income on specific loans designated as impaired, unless management has determined further loss potential to be remote. Generally, Sun applies interest payments received on impaired loans to reduce loan principal. Loan fees and origination costs are deferred and recognized over each loan’s expected life. Management uses the interest method to report those amounts as interest and fees on loans.

Loan Servicing

Mortgage loans serviced for others are not included in Sun’s consolidated balance sheets. Unpaid principal of mortgage loans serviced for others totaled $20,769,000 at December 31, 2001, and $23,286,000 at December 31, 2000. Capitalized mortgage servicing rights (MSRs), included with other assets in the consolidated balance sheets, totaled approximately $36,000 at December 31, 2001, and $44,000 at December 31, 2000.

Sun records MSRs at fair value and amortizes the balance over the period of estimated net servicing income or loss. Sun relies on a valuation model to calculate the net present value of expected future cash flows that determines the MSRs fair value. Sun’s valuation model incorporates assumptions market participants might use to estimate future net servicing income, including loan types, interest rates, servicing costs, prepayment speeds, and discount rates. Using this model, Sun periodically evaluates the MSR’s value for impairment.

Allowance for Loan and Lease Losses (ALLL)

Sun’s ALLL is funded through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income. Loan losses are charged against the ALLL in the period in which they have been determined to be uncollectible. Recoveries of previously charged off loans are credited to the allowance as they are received. Management funds the ALLL at a level it believes will be adequate to absorb potential losses in the existing loan portfolio. Management believes the ALLL is adequate at December 31, 2001.

Sun’s loan portfolio consists primarily of residential mortgage loans and commercial loans concentrated in northeast and central Pennsylvania (Lycoming, Snyder, Union, Northumberland and Luzerne counties). These regions’ economy depend on the manufacturing and service industries. Unemployment is currently below the state average and real estate values are firm.

Management’s analysis incorporates many factors, including current economic conditions, loss experience, loan portfolio composition, and anticipated losses. For significant real estate properties, management obtains independent value appraisals. Management also retains consultants to periodically review loan quality, which augments ALLL analysis.

However, unforeseen developments may require management to increase the ALLL. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun’s ALLL and may, consistent with examination guidelines and current information, require an increased ALLL. As a result, any number of factors may materially change management’s analysis in the future.

Foreclosed Assets

Sun classifies all foreclosed assets as held for sale and reports foreclosed assets at the lower of cost or fair value (less estimated selling costs). Foreclosed assets, which are included with other assets in the consolidated balance sheets, totaled $940,000 at December 31, 2001, and $216,000 at December 31, 2000.

Premises and Equipment

Sun reports premises and equipment at cost less accumulated depreciation. Depreciation expense is computed and recognized using the straight-line method. Sun generally expenses repair and maintenance expenditures as incurred, and capitalizes such expenditures only when they extend an asset’s useful life. When Sun retires or sells premises or equipment, remaining cost and accumulated depreciation are removed from the account and any gain or loss is reported in current income.

Intangible Assets

Sun’s goodwill represents the excess cost of acquired assets relative to those assets’ fair value. Sun amortizes goodwill using the straight-line method and 15-20 year lives. Sun periodically evaluates the goodwill carrying value for impairment based on fair value of non-discounted operating cash flows. Sun’s goodwill results from the acquisition of Bucktail Bank and Trust Company (Bucktail) in 1997, and Guaranty Bank N.A. in 2001.

Sun’s core deposit intangible represents the premium paid for deposits from the acquisition of three former Mellon Bank, N.A. branches in 2001.  Sun amortizes the core deposit intangible using the straight-line method and a 10 year life.

Amortization of intangibles totaled $1,567,000 in 2001 and $755,000 in 2000 and 1999. Management believes no material impairment of intangibles exists at December 31, 2001.

Investment in Limited Partnerships

Sun is a limited partner in five partnerships at December 31, 2001, and three partnerships at December 31, 2000, that provide low income elderly housing in Sun’s market. Sun’s book value of these investments was $4,070,000 at December 31, 2001 and $3,125,000 at December 31, 2000. Sun is amortizing the investment in each partnership to 50% of the original investment over the life of the tax credits generated by the investment. The amortization of the limited partnership investments totaled $177,000 in 2001, $127,000 in 2000, and $29,000 in 1999.

Income Taxes

Sun provides for deferred income taxes as a result of temporary differences between the financial reporting and income tax accounting methods. Theses differences primarily involve timing differences for recognition of loan and lease losses, depreciation, deferred compensation, and loan fee income.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, Sun enters into off-balance sheet financial instruments. Those instruments consist of commitments to extend credit and standby letters of credit. When those instruments are funded or become payable, Sun reports the amounts in its financial statements. Sun has not entered into any other off-balance sheet derivative instruments.

Cash Flows

Sun uses net reporting of cash receipts and payments for certain deposit and lending activities. Cash equivalents include cash and due from banks and interest-bearing deposits in banks. Federal funds and other overnight borrowings are purchased and sold within a one-day period.

Trust Assets and Income

Assets held in a fiduciary or agency capacity are not Sun’s assets and are excluded from Sun’s consolidated financial statements. Trust income is reported on the accrual basis for 2001 and 2000 and was reported on the cash basis for 1999. The difference between the accrual basis and cash basis for trust income recognition was not material in 1999.

2. Purchase of Guaranty Bank, N.A.

On May 31, 2001, Sun acquired Guaranty Bank, N.A. (“Guaranty”), a local bank headquartered in Wilkes-Barre, Pennsylvania. Sun’s results of operations for 2001 include Guaranty’s results of operations from May 31, 2001 through December 31, 2001. The acquisition, which has been accounted for as a purchase, resulted in a cash payment of $2,544,000, issuing a subordinated debenture of $3,944,000, and 553,558 shares of Sun common stock (formerly held as treasury stock) valued at $8,198,000 in exchange for all of the outstanding shares of Guaranty.

The total cost of this acquisition was $14,686,000. Goodwill in the amount of $6,291,000 was recorded and is being amortized using the straight-line method over a period of 20 years.

3. Net Income Per Share

Net income per share is computed based on the weighted average number of shares of stock outstanding for each year presented. Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires presentation of two amounts; basic and diluted net income per share.

The number of shares used in calculating net income per share and dividends per share for 1999 reflect the retroactive effect of a 5% stock dividend in the second quarter of 1999. The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options:

	Income Numerator	Common Shares Denominator	Net Income Per Share
2001
Net income per share — Basic	$8,350,000	6,942,122	$1.20
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		236,334
Hypothetical share repurchase at $15.63		(232,952)
Net income per share — Diluted	$8,350,000	6,945,504	$1.20
2000
Net income per share — Basic	$4,598,000	6,769,924	$0.68
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		112,952
Hypothetical share repurchase at $15.13		(98,614)
Net income per share — Diluted	$4,598,000	6,784,262	$0.68
1999
Net income per share — Basic	$8,755,000	6,813,956	$1.28
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		238,137
Hypothetical share repurchase at $23.41		(191,979)
Net income per share — Diluted	$8,755,000	6,860,114	$1.28

4. Comprehensive Income (Loss)

Accounting principles generally require recognized revenues, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, including unrealized gains and losses on available for sale securities, are reported as a separate equity component and as components of comprehensive income (loss). Other comprehensive income (loss) components and related tax effects were:

	Years Ended December 31,
(In Thousands)	2001	2000	1999
Unrealized holding gains (losses) on available for sale securities	$6,389	$11,797	$(17,255)
Less: Reclassification adjustment for (gains) losses realized in income	(844)	1,955	(1,962)

Net unrealized gains (losses)	5,545	13,752	(19,217)
Income tax (expense) benefit	(1,885)	(4,676)	6,534
Net	$3,660	$9,076	$(12,683)

5. Restrictions on Cash and Due From Bank Accounts

Based on deposit levels, Sun must maintain cash and other reserves with the Federal Reserve Bank of Philadelphia (FRB). Those reserves averaged $1,186,000 in 2001, $800,000 in 2000, and $619,000 in 1999. In 1999, Sun implemented account analysis systems, which enable reclassification of transaction accounts to non-transaction accounts. This reclassification reduced the required reserve amount for 2001 and 2000. These reserves were $1,175,000 at December 31, 2001 and $681,000 at December 31, 2000.

Deposits maintained at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Sun maintains cash and cash equivalents with financial institutions in excess of the insured amount.

6. Investment Securities

Sun’s entire investment portfolio is classified as available for sale. The amortized cost and fair value of investment securities at December 31, 2001 and 2000 are shown below:

(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Debt securities:
Obligations of U.S. government agencies	$258,234	$3,982	$(557)	$261,659
Obligations of states and political subdivisions	22,054	312	(161)	22,205
Other corporate	7,239	253	(40)	7,452
Total debt securities	287,527	4,547	(758)	291,316
Equity securities:
Marketable equity securities	3,836	13	(667)	3,182
Restricted equity securities	11,114	—	—	11,114
Total equity securities	14,950	13	(667)	14,296
Total	$302,477	$4,560	$(1,425)	$305,612

December 31, 2000
Debt securities:
Obligations of U.S. government agencies	$251,300	$1,301	$(2,353)	$250,248
Obligations of states and political subdivisions	18,341	445	(33)	18,753
Other corporate	5,277	87	(227)	5,137
Total debt securities	274,918	1,833	(2,613)	274,138
Equity securities:
Marketable equity securities	5,376	9	(1,640)	3,745
Restricted equity securities	12,630	—	—	12,630
Total equity securities	18,006	9	(1,640)	16,375
Total	$292,924	$1,842	$(4,253)	$290,513

The amortized cost and estimated fair value of Sun’s securities at December 31, 2001 and 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Securities by Contractual Maturity*:

	December 31,
	2001		2000
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in one year or less	$2,742	$2,757	$15	$15
Due after one year through five years	20,821	21,234	12,054	12,026
Due after five years through ten years	36,315	37,907	57,102	56,709
Due after ten years	14,922	15,317	22,831	23,291
Mortgage-backed securities	212,727	214,101	182,916	182,097
Total debt securities	287,527	291,316	274,918	274,138
Equity securities	14,950	14,296	18,006	16,375
Total	$302,477	$305,612	$292,924	$290,513

*Actual principal cash flows may differ due to individual securities’ call, prepayment, and other options.

Securities with a carrying value of $205,215,000 at December 31, 2001 and $275,996,000 at December 31, 2000 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, FHLB borrowings, and other balances required by law.

Sun’s securities do not include any concentrations exceeding 10% of shareholders’ equity from any individual issuer (excluding those guaranteed by the U.S. government or its agencies).

Sales of Securities:

	For the Years Ended December 31,
(In Thousands)	2001	2000	1999
Realized Gains	$1,044	$964	$1,967
Realized Losses	(200)	(2,919)	(5)
Net Realized Gains (Losses)	$844	$(1,955)	$1,962

7. Loans

Loan activity is well diversified and focused within Sun’s defined market area. However, borrowers’ ability to repay loans depends in part on economic conditions in Sun’s market area.

Loan Portfolio Composition:

	December 31,
(In Thousands)	2001	2000
Real estate — Mortgages	$261,310	$203,371
Real estate — Construction	6,912	5,340
Agricultural	503	617
Commercial and industrial	151,181	117,096
Lease — Auto	8,489	—
Lease — Equipment	2,287	—
Individual	92,649	86,123
Other	1,619	54
Total	524,950	412,601

Less: Unearned income on loans	(2,831)	(391)
Unamortized net discount on purchased loans	(137)	(214)
Deferred loan fees	(258)	(147)
ALLL	(6,204)	(5,074)
Net	$515,520	$406,775

Transactions in the ALLL were as follows:

ALLL:

	Years Ended December 31,
(In Thousands)	2001	2000	1999
Balance, beginning of year	$5,074	$3,857	$3,327
Provision for loan and lease losses	1,500	2,500	1,925
ALLL assumed upon acquisition of Guaranty	572	—	—
Recoveries	341	270	211
Loans charged off	(1,283)	(1,553)	(1,606)
Balance, end of year	$6,204	$5,074	$3,857

Impaired Loans and Past Due Loans:

	At December 31,
(In Thousands)	2001	2000	1999
Impaired loans	$5,592	$3,482	$2,517
Accruing loans past due 90 days or more as to principal and interest	$560	$1,429	$1,015
Amount of impaired loans with a related allowance for possible loss	$5,592	$3,482	$2,517
Amount of impaired loans with no related allowance	—	—	—
Total allowance for impaired loans	$2,339	$410	$459

	For Years Ended December 31,
	2001	2000	1999
Average investment in impaired loans	$4,977	$3,518	$3,288
Interest income recognized on impaired loans (all cash basis)	$437	$271	$253

8. Bank Premises and Equipment

(In Thousands)
Bank premises and equipment at December 31:	2001	2000
(In Thousands)
Land	$1,906	$1,542
Bank premises	12,308	9,529
Furniture and equipment	6,977	5,884
Total cost	21,191	16,955

Less: Accumulated depreciation	(6,729)	(6,060)
Bank premises and equipment, net	$14,462	$10,895

Depreciation expense was $977,000 in 2001, $812,000 in 2000, and $715,000 in 1999.

9. Deposits

The following table reflects certificates of deposit and other time deposits and their remaining maturities as of December 31, 2001:

(In Thousands)
Years Ending December 31:
(In Thousands)
2002	$195,094
2003	43,465
2004	19,291
2005	10,195
2006	12,764
Thereafter	186
Total	$280,995

Accounts of $100,000 or More:

The totals above include certificates of deposit and other time deposits issued in amounts of $100,000 or more. These deposits and their remaining maturities, at December 31, 2001 were:

(In Thousands)
December 31,	2001
Three months or less	$10,628
Three through six months	8,979
Six through twelve months	13,004
Over twelve months	16,973
Total	$49,584

Interest on deposits of $100,000 or more amounted to approximately $3,179,000 in 2001, $2,691,000 in 2000, and $2,001,000 in 1999.

10. Borrowed Funds

At December 31, 2001, Sun’s maximum borrowing capacity at the FHLB was $273,979,000, with $51,706,000 in unused capacity.

At December 31, 2000, Sun’s maximum borrowing capacity at the FHLB was $253,067,000, with $30,786,000 in unused capacity. Sun also maintains a line of credit with Allfirst Bank of $5,000,000 which has never been used.

Borrowed funds as of December 31, 2001 and 2000 included:

	December 31,
(In Thousands)	2001	2000
Short-term Borrowings:
Securities sold under agreements to repurchase (1)	$22,013	$9,557
Treasury Tax and Loan Note Option (2)	125	25
Total Short-term Borrowings	22,138	9,582
FHLB advances (3)	222,000	222,000
Total Borrowed Funds	$244,138	$231,582

(1) Securities sold under  agreements to repurchase represent deposit customers’ cash management accounts. These repurchase agreements are collateralized by a blanket agreement with the FHLB in which the actual ownership of the securities is not transferred. The maximum month end amount of securities sold under agreements to repurchase was $22,673,000 in 2001, $17,563,000 in 2000, and $15,332,000 in 1999.

The average daily amount of such borrowings was $17,101,000 in 2001, $11,438,000 in 2000, and $12,175,000 in 1999, and the weighted average interest rates were 2.47% in 2001, 4.66% in 2000, and 3.36% in 1999.

(2) Borrowings on the Treasury Tax and Loan Note Option (TT&L) represent tax funds deposited and held until the U.S. Treasury calls the balance.

At December 31, 2001, the maximum amount available to borrow through the Note Options was $125,000. The maximum month end amount of such borrowings was $125,000 in 2001, $25,000 in 2000, and $3,663,000 in 1999. The average daily amount of such borrowings was $125,000 in 2001, $25,000 in 2000, and $199,000 in 1999, and the weighted average interest rates were 3.46% in 2001, 5.88% in 2000, and 4.52% in 1999.

(3) FHLB advances represent variable and fixed rate borrowings collateralized by first-lien residential mortgages and investment securities issued by U.S. government agencies. Stated maturities are shown below:

	December 31,
(In Thousands)	2001	2000
Variable rates between 5.04% and 5.41%, at December 31, 2001, maturity 2008	$70,000	$70,000
Variable rates between 4.93% and 5.88%, at December 31, 2001, maturity 2009	50,000	50,000
Variable rates between 5.86% and 6.36%, at December 31, 2001, maturity 2010	100,000	100,000
Fixed rates between 7.80% and 7.88%, maturity 2002	2,000	2,000
Total	$222,000	$222,000

11. Estimated Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires Sun to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market and financial instrument information. These estimates do not reflect any premium or discount that could result from a sale of any particular financial instrument or group of instruments. Established markets do not exist for many of Sun’s financial instruments, so fair value estimates are based on judgments regarding current economic conditions, return rates, and anticipated risk characteristics. These estimates are highly subjective, involve considerable uncertainty, and cannot be precisely determined. Changes to those assumptions can significantly affect the estimated fair values.

Sun determines estimated fair value using historical data and reasonable estimation methodology for each financial instrument category. Estimated fair value for Sun’s investment securities is detailed in Note 6. All other fair value estimates, methods, and assumptions are set forth below:

Cash and due from banks:

The carrying amounts for cash and due from banks represent approximate fair value.

Loans:

Management segregates loans into categories with homogeneous types, financial structure, and risk characteristics. For performing loans, expected cash flows until full repayment are discounted at a rate which management believes fairly reflects credit, interest rate, and other risks. Cash flows and maturities are estimated based on Sun’s historical experience with each loan category (modified as warranted for current economic conditions).

Management estimates fair value for significant nonperforming loans based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Credit risk, cash flows, and discount rate assumptions are determined using market information using methods management believes to be reasonable.

	December 31,
	2001		2000
(In Thousands)	Book Value	Fair Value	Book Value	Fair Value
Total loans, net	$515,520	$589,025	$406,775	$405,026

Deposits:

Fair value of deposits with no stated maturity, such as demand deposits, NOW accounts, savings deposits, and Insured Money Market Accounts, are estimated at carrying value. Fair value of deposits with frequently reset adjustable rates or managed rates are estimated at carrying value (such deposits are generally priced at market). Fair value of time deposits is based on the discounted value of contractual cash flows discounted at observed market rates for time deposits with similar characteristics and remaining maturities. Fair value estimates for deposits are not based on market rates for borrowings or other higher cost alternatives.

	December 31,
	2001		2000
(In Thousands)	Book Value	Fair Value	Book Value	Fair Value
Total deposits	$573,877	$588,301	$444,566	$444,591

Borrowed Funds:

Current available borrowing rates from similar sources are used to value existing borrowings.

	December 31,
	2001		2000
(In Thousands)	Book Value	Fair Value	Book Value	Fair Value
Total borrowings	$264,582	$251,093	$231,582	$225,935

Off-balance Sheet Items:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items. Those items totaled $112,443,000 at December 31, 2001, and $123,360,000 at December 31, 2000. Those items primarily consist of unfunded loan commitments, which are generally priced at market when funded.

12. Common Stock Plans

Sun has three common stock plans for employees and directors. The 1998 Stock Incentive Plan, administered by a disinterested Board of Directors committee, allows 716,625 shares of common stock for key officers and other management employees in the form of qualified options, nonqualified options, stock appreciation rights, or restrictive stock. The 1998 Independent Directors Stock Option Plan allows 115,763 shares of common stock to be issued to non-employee directors. Options under those plans expire ten years after the grant date. Also, 248,063 shares were allocated for the 1998 Employee Stock Purchase Plan, which permits all employees to purchase common stock at an option price per share not less than 85% of the market value on the exercise date. Options granted to date have been awarded at 90% of the market value on the exercise date. Each option under the 1998 Employee Stock Purchase Plan expires no later than 5 years from the grant date. This plan terminates in 2008.

Sun applies Accounting Principles Board Opinion 25 and related interpretations to account for its common stock plans. Accordingly, Sun has not recognized compensation expense for the plans. Had compensation costs been determined based on fair values at the grant dates (pursuant to SFAS No. 123), Sun’s net income and earnings per share for 2001, 2000, and 1999 would have been adjusted to the pro forma amounts indicated below:

	2001	2000	1999
Net income:
As reported	$8,350,000	$4,598,000	$8,755,000
Pro forma	$8,158,000	$4,434,000	$8,409,000
Earnings per share — Basic:
As reported	$1.20	$0.68	$1.28
Pro forma	$1.18	$0.65	$1.23

For the pro forma calculations above, each option grant’s fair value was estimated on the grant date using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants issued in 2001, 2000, and 1999:

	2001	2000	1999
Dividend yield	4%	5%	3%
Volatility	24%	24%	24%
Risk-free interest rates:
Stock Incentive Plan	4.50%	6.13%	5.37%
Independent Directors Plan	4.88%	6.55%	5.18%
Employee Stock Purchase Plan	4.51%	6.38%	5.13%

Expected option lives	4 years	4 years	4 years

The common stock plans are summarized below:

	2001		2000		1999
	Weighted- average Shares	Exercise Price	Weighted- average Shares	Exercise Price	Weighted- average Shares	Exercise Price
Outstanding, beginning of year	510,887	$22.35	436,358	$23.25	361,122	$23.82
Granted	117,105	16.53	117,356	15.64	124,943	23.82
Exercised	(9,085)	14.53	(7,504)	13.20	(27,503)	14.49
Forfeited	(115,061)	15.11	(35,323)	13.17	(22,204)	26.84
Outstanding, end of year	503,846	$22.79	510,887	$22.35	436,358	$23.25
Options exercisable at year end	417,264		428,387		346,862	262,106
Fair value of options granted during the year	$2.48		$2.12		$4.19

The following table summarizes the fixed stock options outstanding under the Stock Incentive Plan, Independent Directors Plan, and the Employee Stock Purchase Plan at December 31, 2001:

Exercise Prices	Number Outstanding at December 31, 2001	Remaining Contractual Life	Number Exercisable at December 31, 2001
$15.40	8,411	1 year	8,411
$15.40	7,379	2 years	7,379
$15.40	12,276	3 years	12,276
$10.76	15,542	3 years	15,542
$15.40	13,836	4 years	13,836
$11.22	1,646	4 years	1,646
$13.71	23,080	4 years	23,080
$15.40	17,887	5 years	17,887
$16.24	6,330	5 years	6,330
$18.43	29,659	5 years	29,659
$19.19	8,230	6 years	8,230
$21.89	41,665	6 years	41,665
$33.70	10,699	7 years	10,699
$34.29	56,692	7 years	56,692
$22.28	10,231	8 years	10,231
$25.71	56,952	8 years	56,952
$16.56	10,231	9 years	10,231
$16.00	75,500	9 years	75,500
$16.00	11,018	10 years	11,018
$16.83	86,582	10 years	—
	503,846	7.2 years	417,264

13. Employee Benefit Plans

Sun provides a defined contribution pension plan that covers substantially all employees. Sun’s contributions are based on employee contributions and compensation. In addition to the defined contribution plan, Sun also provides supplemental payments to certain key employees upon retirement. With the Guaranty acquisition in 2001, Sun will also provide supplemental payments to certain former directors. Life insurance contracts are being used to fund this plan. Expenses related to to these plans were:

(In Thousands)	2001	2000	1999
Defined pension contributions	$482	$350	$327
Supplemental payment expense	$36	$40	$37

14. Income Taxes

Temporary differences produced a deferred tax asset at December 31, 2001 and 2000, which is summarized below:

(In Thousands)
December 31,	2001	2000
Deferred tax assets:
Loan losses	$1,892	$1,679
Discount on loans acquired from Bucktail	116	149
Loan fees and costs	86	47
Premium on deposits assumed from Bucktail	—	9
Nonaccrual interest	68	28
Supplemental compensation plan	109	104
Unrealized losses on investment securities	—	820
Other	71	178
Total	2,342	3,014
Deferred tax liabilities:
Bank premises and equipment	706	868
Unrealized gains on investment securities	1,066	—
Other	57	52
Total	1,829	920
Deferred tax asset, net	$513	$2,094

Sun’s income tax provision for 2001, 2000, and 1999 consists of the following:

(In Thousands)
Years Ended December 31,	2001	2000	1999
Current provision	$3,649	$1,875	$3,383
Deferred income tax (benefit) provision	(305)	(349)	2
Tax expense from allocation of stock option tax benefits directly to equity	—	—	40
Income tax provision	$3,344	$1,526	$3,425

Actual income tax expense reconciles to the tax amount, which would have been recognized at the federal statutory rate as follows:

(In Thousands)	2001		2000		1999
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$4,093	35.0%	$2,143	35.0%	$4,263	35.0%
Tax exempt income	(834)	(7.1)	(668)	(10.9)	(838)	(6.9)
Amortization of goodwill	328	2.8	264	4.3	264	2.2
Tax credits from limited partnerships	(443)	(3.8)	(225)	(3.7)	(228)	(1.9)
Other items	200	1.7	12.2		(36)	(.3)
Income tax provision	$3,344	28.6%	$1,526	24.9%	$3,425	28.1%

15. Related Party Transactions

Certain executive officers, corporate directors, or companies in which they have 10 percent or more beneficial ownership were indebted to Sun or held deposit accounts with the Bank during 2001. All transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal collection risk. Other changes are transfers in and out of the related party category.

Related Party Indebtedness:

(In Thousands) Year Ended December 31,	Beginning Balance	Loans	New Repayments	Other Changes	Ending Balance

14 Directors, 3 Executive Officers 2001	$6,468	$23,173	$(24,706)	$5,911	$10,846
9 Directors, 3 Executive Officers 2000	5,673	9,729	(8,887)	(47)	6,468
9 Directors, 6 Executive Officers 1999	7,167	106	(1,600)	—	5,673

Related Party Deposits:

(In Thousands)
December 31,	2001	2000	1999
Deposit Balances	$4,184	$2,803	$3,886

16. Off-Balance Sheet Risk

Sun is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments include commitments to extend credit and standby letters of credit containing, in varying degrees, credit and interest rate risk exceeding the amount recognized in the balance sheet.

Credit risk from nonperformance by counterparties to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Sun uses the same credit policies to guide commitments and conditional obligations as it does for direct, funded loans.

Commitments to extend credit are agreements to lend to a customer as long as no contract conditions are violated. Commitments generally include fixed expiration dates or other termination clauses and certain fee payments. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The collateral amount obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral types vary but may include accounts receivable, inventory, property, equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments that guarantee a customer’s performance to a third party. Those guarantees are primarily issued to support borrowing arrangements and related transactions. Terms vary from one month to 24 months and may have renewal features. Credit risk differs little from direct loans to customers. When warranted, Sun holds collateral against those commitments.

(In Thousands)
December 31,	2001	2000
Commitments to extend credit (binding)	$110,193	$119,410
Standby letters of credit and financial guarantees	$2,250	$3,950

17. Regulatory Matters

Sun and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun’s financial statements. Under regulatory capital adequacy guidelines, Sun and the Bank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices). All related factors are subject to qualitative judgments by the regulators.

Capital adequacy regulations require Sun and the Bank to maintain minimum total and Tier I capital amounts and ratios. To be considered “well capitalized”, Sun must maintain higher capital amounts and ratios. Management believes Sun and the Bank meet all applicable capital adequacy requirements as of December 31, 2001 and 2000. The table below details Sun’s capital amounts and ratios, and lists regulatory minimum and well capitalized requirements.

	Actual Ratio		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In Thousands)		Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$78,730	14.9%	$42,233	8.0%	$52,791	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$68,582	13.0%	$21,116	4.0%	$31,675	6.0%
Tier 1 Capital (to Average Assets)	$68,582	7.1%	$38,507	4.0%	$48,134	5.0%

As of December 31, 2000:
Total Capital (to Risk Weighted Assets)	$59,303	15.0%	$31,651	8.0%	$39,564	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$54,356	13.7%	$15,825	4.0%	$23,738	6.0%
Tier 1 Capital (to Average Assets)	$54,356	7.5%	$29,041	4.0%	$36,302	5.0%

18. Condensed Financial Information — Parent Company Only

CONDENSED BALANCE SHEETS

(In Thousands)
December 31,	2001	2000
Assets:
Cash	$150	$28
Securities available for sale	—	740
Subsidiary investments:
SunBank	88,188	61,307
SUBI Investment Company	9,304	—
Beacon Life Insurance Company	542	465
Sun Trust I	511	—
Sun Abstract & Settlement Services	14	15
Receivable from Sun Trust I	19	—
Subordinated debenture issuance costs	446	—
Other assets	56	94
Total assets:	$99,230	$62,649
Liabilities:
Subordinated debentures	$20,955	$—
Subordinated debenture interest payable	755	—
Accounts payable	9	122
Total Liabilities	21,719	122
Shareholders’ Equity:
Common stock	83,565	81,632
Retained earnings (deficit)	(6,961)	(11,177)
Accumulated other comprehensive income (loss)	2,069	(1,591)
Treasury stock	(1,162)	(6,337)
Total shareholders’ equity	77,511	62,527
Total liabilities and shareholders’ equity	$99,230	$62,649

CONDENSED STATEMENTS OF INCOME

(In Thousands)
Years Ended December 31,	2001	2000	1999
Income:
Dividends from Subsidiaries	$1,059	$6,506	$5,714
Net security gains	—	—	198
Interest and other income	75	19	26
Total income	1,134	6,525	5,938
Expenses:
Subordinated debenture interest	1,623	—	—
Stationery and printing	61	17	23
Professional fees	197	82	87
Other expenses	260	221	143

Loss from investment in limited partnerships

—

—

Total expenses	2,141	320	282
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(1,007)	6,205	5,656

Income tax benefit

(698

)

(107

)

(281

)

Income (loss) before equity in undistributed earnings of subsidiaries	(309)	6,312	5,937
Equity in undistributed earnings (losses) of subsidiaries	8,659	(1,714)	2,818
Net income	$8,350	$4,598	$8,755

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)
Years Ended December 31,	2001	2000	1999
Cash flows from operating activities:
Net income	$8,350	$4,598	$8,755
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(8,659)	1,714	(2,818)
Loss from investment in limited partnerships	—	—	29
Realized net security gains	—	—	(198)
(Increase) decrease in other assets	(487)	989	(176)
Increase (decrease) in liabilities	642	117	(2)
Net cash (used in) provided by operating activities	(154)	7,418	5,590
Cash flows from investing activities:
Purchases of investment securities	(7)	(240)	(110)
Purchase of investment in SUBI Investment Company	(8,460)	—	—
Purchase of investment in Sun Trust I	(511)	—	—
Purchase of investment in Sun Abstract	—	(15)	—
Proceeds from return of capital of investment in Sun Abstract	7	—	—
Proceeds from transfer of investment in limited partnerships to SunBank	—	—	1,488
Proceeds from sales of investment securities	—	—	833
Net cash (used in) provided by investing activities	(8,971)	(255)	2,211
Cash flows from financing activities:
Proceeds from issuance of subordinated debentures	17,011	—	—
Cash dividends	(4,134)	(5,277)	(6,135)
Return of capital, Sun Abstract	4	—	—
Purchase of Guaranty Bank, N.A.	(2,544)	—	—
Purchase of treasury stock	(1,213)	(1,995)	(2,163)
Proceeds from sale of stock for employee benefit program	123	112	398
Net cash provided by (used in) financing activities	9,247	(7,160)	(7,900)
Net increase (decrease) in cash and cash equivalents	122	3	(99)
Cash and cash equivalents at beginning of year	28	25	124
Cash and cash equivalents at end of year	$150	$28	$25

19. Consolidated Quarterly Financial Data (Unaudited)

(Dollars in Thousands, Except for Per Share Data)
2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Interest income	$13,692	$14,723	$16,198	$15,081	$59,694
Interest expense	(8,518)	(9,142)	(9,593)	(8,706)	(35,959)
Net interest income	5,174	5,581	6,605	6,375	23,735
Provision for loan and lease losses	(300)	(300)	(325)	(575)	(1,500)
Net security (losses) gains	798	38	62	(54)	844
Other operating income	810	893	1,235	834	3,772
Gain on sale of branches	—	—	—	4,892	4,892
Other operating expenses	(4,096)	(4,833)	(5,413)	(5,707)	(20,049)
Income before income taxes	2,386	1,379	2,164	5,765	11,694
Income tax provision	(613)	(285)	(613)	(1,833)	(3,344)
Net income	$1,773	$1,094	$1,551	$3,932	$8,350
Net income per share — Basic	$0.27	$0.16	$0.22	$0.55	$1.20
Net income per share — Diluted	$0.27	$0.16	$0.22	$0.55	$1.20

2000	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Interest income	$12,934	$13,255	$13,691	$13,680	$53,560
Interest expense	(7,410)	(7,698)	(8,274)	(8,443)	(31,825)
Net interest income	5,524	5,557	5,417	5,237	21,735
Provision for loan and lease losses	(600)	(700)	(600)	(600)	(2,500)
Net security (losses) gains	15	(2,265)	247	48	(1,955)
Other operating income	706	769	710	754	2,939
Other operating expenses	(3,121)	(3,430)	(3,364)	(4,180)	(14,095)
Income (loss) before income taxes	2,524	(69)	2,410	1,259	6,124
Income tax (provision) benefit	(716)	155	(639)	(326)	(1,526)
Net income	$1,808	$86	$1,771	$933	$4,598
Net income per share — Basic	$.27	$.01	$.26	$.14	$.68
Net income per share — Diluted	$.27	$.01	$.26	$.14	$.68

20. Recent Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement supercedes and replaces the guidance in Statement No. 125. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement No. 125’s provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this statement had no impact on Sun’s financial condition, equity, results of operations or disclosure.

In June 2001, the FASB issued Statement No. 141, “Business Combinations.” The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchased method which the date of acquisition is July 1, 2001 or later. There is no expected impact on earnings, financial conditions or equity upon adoption of Statement No. 141.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statement at that date. This Statement does not supersede FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” FASB has appointed a committee to address concerns and issues raised as a result of excluding SFAS 72 from the provisions of SFAS 142. Based on the current project plan, a statement of narrow scope is expected in the fourth quarter of 2002. There was no impact on earnings, financial condition or equity as of, or for, the year ending December 31, 2001. Sun has not yet determined the future impact, if any, from this Statement on Sun’s financial condition, equity, results of operations, or disclosure.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estopped. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Sun does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily-controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provision of this Statement generally are to be applied prospectively. Sun does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

21. Subsequent Events

On January 31, 2002, the Board of Directors declared a quarterly cash dividend of $0.15 per common share. The dividend will be payable March 8, 2002 to shareholders of record on February 22, 2002.

Independent Auditors’ Report

To the Shareholders and Board of Directors of SUN BANCORP, INC:

We have audited the accompanying consolidated balance sheets of Sun Bancorp, Inc. and subsidiaries (Sun) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Sun’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Williamsport, Pennsylvania

February 19, 2002

Selected Financial Data

(In Thousands)
Balance Sheet Data	2001	2000	1999	1998	1997
Assets	$920,855	$743,588	$710,921	$623,577	$510,728
Deposits	573,878	444,566	400,121	363,886	327,018
Loans	515,520	406,775	377,485	326,928	310,300
Securities available for sale	305,612	290,513	282,616	254,780	165,284
Shareholders’ equity	77,511	62,527	56,013	67,801	65,613
Average equity	68,207	57,768	63,537	67,063	51,470
Average assets	866,053	724,435	661,099	575,797	440,181

Earnings Data (In Thousands)
Interest income	$59,694	$53,360	$47,454	$42,677	$33,653
Interest expense	35,959	31,825	26,230	22,467	16,619
Net interest income	23,735	21,735	21,224	20,210	17,034
Provision for loan and lease losses	1,500	2,500	1,925	1,200	1,175
Net interest income after provision for loan and lease losses	22,235	19,235	19,299	19,010	15,859
Net security gains (losses)	844	(1,955)	1,962	1,403	1,779
Other operating income	3,772	2,939	2,998	2,687	2,046
Gain on sale of branches	4,892	—	—	—	—
Other operating expenses	20,049	14,095	12,079	11,295	9,373
Income before income tax provision	11,694	6,124	12,180	11,805	10,311
Income tax provision	3,344	1,526	3,425	3,079	2,510
Net income	8,350	4,598	8,755	8,726	7,801
Dividends paid	4,134	5,277	6,135	5,369	4,217

Ratios
Return on average assets	.93%	.63%	1.32%	1.51%	1.77%
Return on average equity	12.24%	7.96%	13.78%	13.01%	15.16%
Equity to assets (year end)	8.42%	8.41%	7.88%	10.87%	12.85%
Loans to deposits (year end)	89.83%	91.50%	94.34%	89.84%	94.89%
Loans to assets (year end)	55.98%	54.70%	53.10%	52.43%	60.76%
Dividend payout (percentage of net income)	49.51%	114.77%	70.07%	61.53%	54.06%

Per Share Data
Net income per share — Basic	$1.20	$.68	$1.28	$1.27	$1.23
Net income per share — Diluted	$1.20	$.68	$1.28	$1.26	$1.22
Cash dividends per share	$.60	$.78	$.90	$.78	$.65
Book value per share	$10.85	$9.39	$8.25	$9.89	$9.60
Average shares outstanding — Basic	6,942,122	6,769,924	6,813,956	6,856,955	6,348,379
Average shares outstanding — Diluted	6,945,504	6,784,262	6,860,114	6,923,366	6,415,596
Approximate number of shareholders	2,207	2,159	2,105	1,977	1,757

Forward Looking Statements (FLSs)

This report contains FLSs that reflect Sun’s current views regarding future events and financial performance for Sun and its subsidiaries. FLSs may generally, but not always, be identified by words such as “estimate,” “believe,” “forecast” and other indications of future events and trends. FLSs are subject to considerable uncertainties and risks, including factors beyond Sun’s control that could cause actual results to differ materially from historical or anticipated results. Such factors include, but are not limited to (1) customer and deposit attrition or revenue loss following announced mergers may be greater than expected; (2) financial industry competition may increase significantly; (3) changing economic, interest rate, and regulatory environments; (4) announced mergers do not consummate as anticipated; (5) other factors that may not be identifiable at this time. Further, Sun’s historical performance does not guarantee and may not indicate future results.

The list of important factors is not complete or exclusive. Additional information regarding factors that may cause actual results to differ materially from those considered by FLSs is included in Sun’s current and subsequent filings with the Securities and Exchange Commission (SEC). Sun does not update any FLS that may be made from time to time by or on behalf of Sun.

Operations

Sun provides community-based commercial banking and asset management services through 24 SunBank offices in Lycoming, Snyder, Union, Northumberland, Clinton, and Luzerne counties in northeast and central Pennsylvania. The offices are located in diversified local economies with solid manufacturing and service bases. Those local economies have not been subjected to observable significant adverse effects from extraordinary events during 2001. During the fourth quarter of 2001, Sun sold its two branches in Elk and Cameron counties in part due to management’s assessment that local economic conditions were not conducive to Sun’s objectives.

Sun’s business is focused in community banking, commercial banking, asset management, and treasury. Through community banking, Sun delivers financial products and services to retail customers via its branch network, telephone systems, and internet systems. Community banking products and services include a wide range of deposit products, residential mortgage loans, vehicle and personal loans, and other services. Sun’s commercial banking business line provides credit, deposit, cash management, and other services to businesses, municipalities, and nonprofit organizations. The wealth management group provides asset management and trust services to retail and corporate customers. The treasury area manages Sun’s investment securities portfolio and overall asset/liability strategy. In addition, Sun has subsidiaries and ownership interests in partnerships that engage in various business activities, including credit life and disability insurance, title insurance and settlement services, equipment leasing, consumer auto leasing, and affordable housing for senior citizens.

Operating Performance

Summary:

Sun reported net income of $8,350,000 for the year ended December 31, 2001, or $1.20 per share. Net income was $4,598,000 for the year ended December 31, 2000, or $0.68 per share. That 82% increase was augmented by a $3,180,000 gain, net of tax, from the sale of two branch offices, increased fee income from deposit accounts and new services. However, those items were partially offset by nonrecurring charges related to acquisitions and consolidation of four trade names under the SunBank corporate identity. Net of items management believes were nonrecurring, net income would have been $5,260,000 for the year ended December 31, 2001, or $0.76 per share.

During 2001, management implemented many new strategies and programs expected to begin improving Sun’s performance. Following the major management and strategic restructure that occurred in 2000, management’s 2001 efforts were concentrated on strengthening credit quality, establishing Sun’s brand of community-focused commercial banking, expanding core markets, building an effective sales culture, and introducing new products and services. Management’s efforts have been largely successful and will continue in 2002.

During 2002, management plans to improve operational capabilities, expand product lines, and improve service as parts of “Project Deliver Excellence.” Project Deliver Excellence will review all operational areas to identify potential improvements in efficiency, service, and cost. The project is led by an internal task force of employees with considerable, varied experience at a variety of financial institutions. Management does not expect to incur material charges related to the project.

Sun’s 2001 financial results illustrate both the potential for growth and improved performance, but also show lingering traces of past leverage strategies. Management believes Sun’s strategies, culture, and services are aligned to enable continued improvement. Sun’s 2001 acquisitions of three Mellon bank branches and Guaranty Bank, N.A. have proven successful and have provided attractive new markets with significant growth potential. Management intends to vigorously pursue improved performance in 2002 and beyond via its focus on credit quality, core deposit growth, effective risk management, and market expansion.

Interest Earning Assets

Loans

Loans represent Sun’s largest interest earning asset component. Net total loans increased $108,745,000 to $515,520,000 at December 31, 2001, from $406,775,000 at December 31, 2000, which represents 26.73% growth. The purchase of Guaranty Bank, N.A. increased loans by $71,964,000 while the sale of the Emporium and Johnsonburg branches decreased loans by $21,738,000. The largest increases occurred in commercial loans and in residential mortgages, which reflected Sun’s strategic plan to grow those portfolios. Management believes the loan portfolio is adequately diversified and no credit concentration exceeds 10% of total loans.

Sun extends credit principally to customers in its core market areas, including Lycoming, Snyder, Union, Northumberland, Clinton, and Luzerne counties in Pennsylvania. Sun’s lending activity focuses on three segments: commercial, residential mortgage, and consumer loans. Commercial credit products include demand notes, variable rate notes, credit lines, equipment leasing, and real estate financing. Residential mortgage lending includes a variety of programs and terms consistent with the national and local markets. Consumer loans are primarily direct and indirect vehicle financing. By preference, Sun lends predominately on a secured basis.

The following table identifies loan portfolio composition, net of unearned income, unamortized discounts on purchased loans, deferred loan fees, and ALLL, for the five years ended December 31:

(In Thousands)	2001	2000	1999	1998	1997
Real estate — Mortgage	$261,310	$203,371	$178,876	$192,592	$202,882
Real estate — Construction	6,912	5,340	3,318	3,353	3,632
Agricultural	503	617	1,059	971	1,157
Commercial and industrial	151,181	117,096	114,193	52,823	34,560
Individual	92,649	86,123	85,255	83,343	75,396
Lease — Auto	8,489	—	—	—	—
Lease — Equipment	2,287	—	—	—	—
Other	1,619	54	104	383	90
Unearned income on loans	(2,831)	(391)	(740)	(1,666)	(1,961)
Deferred loan fees	(258)	(147)	(215)	(274)	(533)
Unamortized net discount on purchased loans	(137)	(214)	(508)	(1,270)	(1,793)

ALLL	(6,204)	(5,074)	(3,857)	(3,327)	(3,130)
Total loans, net	$515,520	$406,775	$377,485	$326,928	$310,300

The following tables report gross loan balances by maturities and interest rate repricing for agricultural, commercial and industrial, and real estate — construction loans at December 31, 2001.

(In Thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Agricultural, commercial and industrial	$57,643	$47,918	$46,123	$151,684
Real estate — Construction	6,912	—	—	6,912
Total	$64,555	$47,918	$46,123	$158,596

	Interest Rate Sensitivity
	Fixed Rate	Variable Rate	Total
Due within one year	$5,163	$59,392	$64,555
Due after one year	71,438	22,603	94,041
Total	$76,601	$81,995	$158,596

Credit Quality

Despite adverse national economic developments, Sun’s credit quality remained healthy during 2001. As 2001 progressed, some banks began reporting credit difficulties and bank regulatory agencies cautioned that overall bank credit quality might be pressured. Contrary to industry trends, Sun’s credit quality remained solid and loan demand remained strong.

Net loans grew $108,745,000, or 26.7%, to $515,520,000 from $406,775,000 at December 31, 2000. While net loans increased substantially, past due and nonperforming loans remained stable. At December 31, 2001, past due and nonperforming loans totalled $7,289,000 (1.41% of net loans) compared to $5,819,000 (1.43% of net loans) as of December 31, 2000.

Beginning in 1999, management began instituting a new, strengthened credit culture and control environment. Sun extends primarily secured credit, and management closely evaluates collateral both prior to extending credit and periodically thereafter. A consistent credit-scoring system, tailored for each loan segment, enables management to carefully evaluate each borrower’s credit risk. Risk-based pricing enables management to price loans based on each credit’s unique risk characteristics. Management’s efforts have been successful, but improvement is continually sought.

Sun relies on a matrix approval system to evaluate and approve new credits. In addition, Sun’s credit quality committee meets regularly to focus exclusively on potential credit issues. This senior management committee also includes representatives from the Board of Directors. Larger loans are presented directly to the Board of Directors for consideration. Management provides the credit quality committee and the Board of Directors with regular reports that illustrate the bank’s current and anticipated credit quality.

Sun’s formal loan review process provides management with independent credit assessments. In addition, Sun periodically retains an independent consultant to review all credits $250,000 and greater. Equally important, management uses those reviews to evaluate internal loan review effectiveness. Sun believes its loan review program provides adequate coverage and independent analysis for management’s credit quality assessments.

Past due and nonperforming loans include past due, nonaccrual, and restructured loans. Sun places loans on nonaccrual status when management concludes collection of interest income appears doubtful, or once the loan reaches 90 days past due (unless well-secured and in the process of collection). Interest on loans classified nonaccrual is recognized as it is received. Restructured loans have terms renegotiated to reduce or defer interest or principal.

Nonaccrual, past due, and restructured loans for the five years ended December 31, 2001:

(In Thousands)	2001	2000	1999	1998	1997
Loans past due 30 to 89 days	$3,520	$3,185	$4,954	$8,545	$8,213
Loans past due 90 days or more	560	1,429	1,015	2,867	2,988
Nonaccrual loans	2,851	837	1,965	635	1,110
Restructured loans	358	368	320	243	326
Total past due and nonperforming loans	$7,289	$5,819	$8,254	$12,290	$12,637

Total past due and nonperforming loans above include “impaired” loans of approximately $5,592,000 at December 31, 2001, and $3,482,000 at December 31, 2000. In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it appears probable all amounts due will not be collected according to the loan’s contractual terms. This category does not apply to large groups of smaller balance loans collectively evaluated for impairment, such as residential mortgage and consumer loans.

Allowance for Loan and Lease Losses (ALLL)

Sun’s ALLL is funded through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income. Loan losses are charged against the ALLL in the period in which they have been determined uncollectible. Recoveries of previously charged off loans are credited to the ALLL when received. Management funds the ALLL at a level believed adequate to absorb potential credit losses in the existing loan portfolio. Management believes the ALLL is adequate as of December 31, 2001.

Management’s analysis incorporates many factors, including current and anticipated economic conditions, loss experience, loan portfolio composition, anticipated losses, and unfunded commitments. For significant real estate properties, management obtains independent value appraisals. Sun’s internal loan review function provides independent credit assessments and management also retains consultants to conduct periodic loan quality reviews, which management incorporates into its ALLL analysis.

Sun segregates the ALLL into specific allocations and other components. Management determines specific allocations based on criteria and analysis developed to evaluate credit risk within each loan category. Each loan category’s unique risk characteristics guides management’s analysis and determination of an adequate specific reserve for that category. For real estate loans, management considers factors that include historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions. For commercial and industrial loans, management evaluates several factors including: historical loss experience, current loan grades, expected future cash flows, individual loan reviews, internal and external analysis, and anticipated economic conditions. For individual (consumer) loans, management evaluates factors such as historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions.

Sun’s other ALLL components are based on loss rates by loan grade, economic trends, and other risk factors. Management determines estimated loss rates by loan grade based on current loan grade, remaining term, loan type, periodic quantification of actual losses over a period of time, and other factors. Management believes its methodology reasonably measures the credit risk not captured in specific allocations and provides for an adequate aggregate ALLL.

Management closely monitored the ALLL during 2001 concurrently with other efforts that produced improved credit quality (refer to prior Credit Quality subsection). Management had increased the provision for loan and lease losses (PLLL) to $2,500,000 during 2000. That 30% increase, coupled with reduced charge-offs and increased recoveries, resulted in the ALLL growing from 1.01% of total loans at December 31, 1999, to 1.23% of total loans at December 31, 2000. That growth not only complimented Sun’s improving credit quality, it provided additional protection against potential credit risk. Management believes increasing the ALLL was prudent for three reasons: to capture potential additional credit risk from loan growth during 2000, to protect against negative economic conditions that began to develop during 2000, and to reflect enhanced credit risk management and measurement systems developed during 2000.

During 2001, management reduced the PLLL to $1,500,000, and that reduction reflected an existing adequate ALLL, credit quality improvement, stable trends, and improved analysis. The 2001 PLLL resulted in an ALLL of $6,204,000 (1.20% of total loans) as of December 31, 2001, compared to $5,074,000 (1.23% of total loans) as of December 31, 2000.

Management has continued to enhance its methodology for analyzing the ALLL and for allocating reserves. However, the ALLL still only represents management’s estimate of an amount adequate to absorb probable loan losses due to credit quality. Management cannot precisely quantify that amount due to many uncertainties, including future global, national, and local economic conditions and other factors. As a result, unforeseen developments may require management to increase the ALLL. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun’s ALLL and may, consistent with examination guidelines and current information, require an increased ALLL. As a result, any number of factors may materially change management’s analysis in the future.

ALLL Allocation and ALLL Changes for the five years ended December 31, 2001:

	2001		2000		1999		1998		1997
(In Thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate	$2,357	37.99%	$1,870	36.85%	$844	47.59%	$1,408	58.76%	$1,651	65.00%
Commercial and industrial	1,922	30.98	1,990	39.22	908	30.13	479	16.25	335	11.27
Individual	1,925	31.03	1,214	23.93	2,105	22.28	1,440	24.99	1,144	23.73
Total ALLL	$6,204	100.00%	$5,074	100.00%	$3,857	100.00%	$3,327	100.00%	$3,130	100.00%

(In Thousands)	2001	2000	1999	1998	1997
Balance, beginning of year	$5,074	$3,857	$3,327	$3,130	$2,490
Loans and leases charged off:
Real estate	(303)	(223)	(389)	(271)	(962)

Commercial and industrial	(321)	(618)	(169)	(276)	(145)

Individual	(659)	(712)	(1,048)	(704)	(895)
Total loans and leases charged off	(1,283)	(1,553)	(1,606)	(1,251)	(2,002)
Recoveries:
Real estate	63	40	36	95	22

Commercial and industrial	139	37	26	32	48
Individual	139	193	149	121	105
Total recoveries of loans and leases charged off	341	270	211	248	175
Net loans charged off	(942)	(1,283)	(1,395)	(1,003)	(1,827)
Provision for loan and lease losses	1,500	2,500	1,925	1,200	1,175
ALLL assumed upon acquisition of Guaranty	572	—	—	—	—
ALLL assumed upon acquisition of Bucktail	—	—	—	—	1,292
Balance, end of year	$6,204	$5,074	$3,857	$3,327	$3,130
Ratios:
Net charge-offs to average loans	.19%	.32%	.40%	.32%	.69%
ALLL to total loans at December 31	1.20%	1.23%	1.01%	1.00%	.99%
ALLL to total nonperforming loans	164.61%	192.63%	116.88%	88.84%	70.75%

Investment Securities

Sun’s securities portfolio traditionally was composed almost entirely of long-term mortgage pass-through securities. However, those instruments carry significant market risk and extension risk due to prepayment volatility. Management now maintains the investment portfolio to serve as a stable source of supplemental liquidity and earnings.

Thus, management’s portfolio strategy focuses on maximizing risk-adjusted return through effective analysis of cash flows and embedded options. Generally, Sun does not take material credit risk in its securities portfolio. Sun’s investment activities emphasize instruments with well-structured cash flows, competitive returns, and moderate market risk. Through careful monitoring and transaction timing, management has reduced the securities portfolio’s embedded market risk without a substantial decline in aggregate yield. Management intends to pursue further risk reduction strategies during 2002 whenever warranted.

Investment securities contractual maturities as of December 31, 2001:

	Within One Year Amortized		After One But Within Five Years Amortized		After Five But Within Ten Years Amortized		After Ten Years Amortized		Total Amortized
(In Thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Obligations of U.S. government agencies	$1,457	4.52%	$18,797	6.03%	$57,903	6.36%	$180,077	5.35%	$258,234	5.62%
Obligations of states and political subdivisions (1)	1,907	6.03	3,284	8.91	2,569	11.69	14,294	12.35	22,054	11.23
Corporate	301	1.82	2,081	6.00	2,192	8.82	2,665	7.40	7,239	7.17
Total	$3,665	5.08%	$24,162	6.42%	$62,664	6.67	$197,036	5.89%	287,527	6.09

Equity securities (2)									14,950
Total investment securities									$302,477	5.79%

(1) Tax-equivalent income calculated using a 34% federal income tax rate.

(2) Equity securities have no stated maturity or dividend rate.

Funding Deposits:

Sun’s total deposits increased $129,311,000, or 29.09%, to $573,877,000 at December 31, 2001, compared to $444,566,000 at December 31, 2000. The growth in deposits is net of $123,778,000 acquired from the purchase of Guaranty Bank, N.A. and $54,507,000 sold during the sale of the Emporium and Johnsonburg branches.  In 2000, total deposits increased $44,445,000, or 11.11%, from $400,121,000 at December 31, 1999. During 2000, Sun recognized that low core deposit levels created reliance on higher cost certificates of deposit and borrowed funds. This reliance increased interest expense, decreased net interest income, and compressed the net interest margin. Notably, Sun considers core funding to be only deposit accounts without stated maturities. Such transaction and savings products generally represent more lasting, lower cost relationships. In the fourth quarter of 2000, Sun began a program to aggressively pursue increased core deposits. That customer relationship management program is a core strategy for 2002 and beyond.

(In Thousands)	2001	% of Total	% Change from Prior Year
December 31,
Demand deposits	$58,063	10.12%	46.02%
NOW accounts	146,339	25.50	32.66
Insured Money Market Accounts	18,058	3.15	14.22
Savings deposits	70,422	12.27	74.54
Time Certificates of Deposit of $100,000 or more	49,484	8.62	11.24
Other time deposits	231,511	40.34	19.43
Total deposits	$573,877	100.00%	29.09%

(In Thousands)	2000	% of Total	% Change from Prior Year
December 31,
Demand deposits	$39,764	8.94%	5.24%
NOW accounts	110,309	24.81	12.50
Insured Money Market Accounts	15,810	3.56	(22.13)
Savings deposits	40,347	9.08	(6.98)
Time Certificates of Deposit of $100,000 or more	44,485	10.01	26.17
Other time deposits	193,851	43.60	17.24
Total deposits	$444,566	100.00%	11.11%

Other Funding:

Sun continued using borrowed funds to supplement deposits during 2001. At December 31, 2001, the $222,000,000 in FHLB term advances included $220,000,000 in variable rate advances. The variable rate advances balance includes individual advances that mature between 2008 and 2010.

The remaining borrowed funds were $2,000,000 in fixed rate advances maturing in 2002. FHLB advances are collateralized by pledged investment securities (U.S. government agency debt) and first lien residential mortgage loans. Other funding sources include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase) and the Treasury Tax and Loan Note Option. Sun continually monitors its borrowed funds positions and market conditions in order to maintain an effective funding structure. When appropriate, Sun may take future action to modify its borrowed funds structure.

Net Interest Income and Net Interest Margin

Net interest income, the difference between interest income and interest expense, is the largest component of Sun’s earnings. Net interest margin (NIM) measures the difference between the interest earning assets yield and the aggregate funding cost. The NIM is calculated as taxable equivalent net interest income divided by average interest earning assets.

NIM narrowed by 34 basis points to 3.12% for 2001 compared to 3.46% for 2000.  That compression resulted principally from increased funding costs incurred during 2000, primarily higher cost certificates of deposit opened in the first half of 2000. Management discontinued that funding approach in 2000 and refocused on increasing lower cost core deposit balances. During 2001, a substantial portion of those accounts did mature and may renew at different interest rates.

Net interest income was $23,735,000 for 2001, compared with $21,735,000 for the prior year. On a taxable equivalent basis, net interest income increased $2,605,000 to $26,273,000 for 2001 versus $23,668,000 for the prior year. The following table provides additional information related to net interest income.

Average Balances and Net Interest Income

This table presents average daily balance composition and net interest income on a fully taxable equivalent basis:

(In Thousands)	2001			2000			1999
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS

Interest-earning assets:
Interest-bearing deposits	$37,753	$1,345	3.56%	$7,092	$428	6.03%	$3,101	$156	5.03%
Loans (net of unearned income) (1) (2)	483,817	40,555	8.38	399,517	35,399	8.86	351,181	30,097	8.57
Investments:
Taxable	298,346	18,609	6.24	260,337	18,201	6.99	241,875	15,640	6.47
Tax exempt (2)	21,950	1,723	7.85	17,823	1,465	8.22	30,802	2,755	8.94
Total interest-earning assets	841,866	62,232	7.39	684,769	55,493	8.10	626,959	48,648	7.76

Noninterest-earning assets:
Cash and due from banks	15,082			12,267			11,291
Bank premises & equipment	13,604			10,659			9,502
Intangible assets	18,000			9,041			9,795
Accrued interest and other assets	13,298			12,059			7,285
Less:
ALLL	(5,807)			(4,410)			(3,592)
Unamortized loan fees	10			50			(141)
Total assets	$896,053			$724,435			$661,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:
NOW Accounts	$136,075	3,285	2.41%	$94,374	3,601	3.82%	$73,240	2,118	2.89%
Insured Money Market Accounts	20,945	568	2.71	18,624	724	3.89	21,975	788	3.58
Savings deposits	63,090	1,241	1.97	43,849	880	2.01	45,849	915	2.00
Time deposits	291,327	16,070	5.52	224,690	12,870	5.73	203,356	11,059	5.46
Short-term borrowings	17,270	430	2.49	16,729	853	5.10	20,408	843	4.13
Subordinated debentures	16,051	1,578	9.83	—	—	—	—	—	—
Other borrowed funds	222,000	12,787	5.76	223,785	12,897	5.76	190,692	10,507	5.51
Total interest-bearing liabilities	766,758	35,959	4.69	622,051	31,825	5.12	555,520	26,230	4.73
Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	57,478			40,840			38,243
Accrued interest and other liabilities	3,610			3,776			3,799
Shareholders’ equity	68,207			57,768			63,537
Total liabilities and shareholders’ equity	$896,053			$724,435			$661,099
Interest rate spread			2.70%			2.98%			3.03%
Net interest income/margin		$26,273	3.12%		$23,668	3.46%		$22,418	3.57%

(1) Average loan balances include non-accrual loans and interest income includes fees on loans.

(2) Yields on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

Volume and Rates

Changes in interest income and interest expense can result from variances in both volume and rates. The following table shows an analysis of the effect of volume and rate variances on taxable equivalent interest income, interest expense, and net interest income.

	2001 Compared to 2000 Increase (Decrease)			2000 Compared to 1999 Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing deposits	$1,688	$(771)	$917	$201	$71	$272
Loans	7,467	(2,311)	5,156	4,142	1,160	5,302
Investments:
Taxable	2,653	(2,245)	408	1,308	1,253	2,561
Tax exempt	339	(81)	258	(1,161)	(129)	(1,290)
Total interest-earning assets	12,147	(5,408)	6,739	4,490	2,355	6,845
Interest paid on:
NOW Accounts	1,597	(1,913)	(316)	609	874	1,483
Insured Money Market Accounts	91	(247)	(156)	(121)	57	(64)
Savings deposits	388	(27)	361	(38)	3	(35)
Time deposits	3,823	(623)	3,200	1,209	602	1,811
Short-term borrowings	28	(451)	(423)	(152)	162	10
Subordinated debentures	1,578	—	1,578	—	—	—
Other borrowed funds	(110)	—	(110)	1,824	566	2,390
Total interest-bearing liabilities	7,395	(3,261)	4,134	3,331	2,264	5,595
Net interest income	$4,752	$(2,147)	$2,605	$1,159	$91	$1,250

Income on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

Changes in interest income and interest expense attributable to the combined impact of both volume and rate were allocated proportionately to the changes due to volume and the changes due to rate.

Income and Expense Changes

The table below presents the consolidated comparative changes in income and expense, and it reflects changes in average asset and liability volumes. Tax exempt income is not shown on a tax equivalent basis.

	2001 Compared to 2000				2000 Compared to 1999
	Average	Volumes	Income/Expense		Average	Volumes	Income/Expense
(In Thousands)	$Change	% Change	$Change	% Change	$Change	% Change	$Change	% Change
Loans, net	$84,300	21.10%	$4,639	13.67%	$48,336	13.76%	$4,123	13.82%
Investment securities	42,136	15.15	578	3.02	5,483	2.01	1,711	9.80
Interest-bearing deposits	30,661	394.81	917	214.25	3,991	128.70	272	174.36
Total interest-earning assets	$157,097	22.94%	$6,134	11.45%	$57,810	9.22%	$6,106	12.87%
NOW Accounts	$41,701	44.19%	$(316)	(8.78)%	$21,134	28.86%	$1,483	70.02%
Insured Money Market Accounts	2,321	12.46	(156)	(21.55)	(3,351)	(15.25)	(64)	(8.12)
Savings deposits	19,241	43.88	361	41.02	(2,000)	(4.36)	(35)	(3.83)
Time deposits	66,637	29.66	3,200	24.86	21,334	10.49	1,811	16.38
Short-term borrowings	541	3.23	(423)	(49.59)	(3,679)	18.03	10	1.19
Subordinated debentures	16,051	100.00	1,578	100.00	—	—	—	—
Other borrowed funds	(1,785)	.80	(110)	(.85)	33,093	17.35	2,390	22.75
Total interest-bearing liabilities	$144,707	23.26%	$4,134	12.99%	$66,531	11.98%	$5,595	21.33%
Net interest income			$2,000	9.20%			$511	2.41%
Provision for loan and lease losses			(1,000)	40.00			575	29.87
Net interest income after provision for loan and lease losses			3,000	15.60			(64)	.33
Service charges on deposit accounts			588	44.71			102	8.41
Trust income			(152)	(16.95)			175	24.24
Net securities gains			2,799	143.17			(3,917)	199.64
Income from insurance subsidiary			(87)	(32.22)			47	21.08
Gain on sale of branches			4,892	100.00			—	—
Other income			175	38.29			(383)	(45.60)
Total other operating income			9,508	866.26			(3,976)	(80.16)
Salaries and employee benefits			2,361	32.26			1,115	17.97
Net occupancy and equipment expenses			896	48.59			153	9.05
Pennsylvania shares tax			99	16.5			47	8.50
Amortization of intangibles			812	107.55			—	—
Expenses of insurance subsidiary			(80)	(42.11)			61	47.29
Other expenses			1,866	55.09			640	23.30
Total other operating expenses			5,954	42.24			2,016	(16.69)
Income before income tax provision			11,694	90.95			(6,056)	(49.72)
Income tax provision			3,344	119.13			(1,899)	(55.45)
Net income			$3,752	81.60			$(4,157)	(47.48)%

Other Operating Income

Other operating income, excluding gain on sale of branches, increased $3,632,000, or 369.11%, from 2000 to 2001. This increase resulted largely from the recognition of $844,000 in security gains as compared to a $2,265,000 investment securities portfolio restructuring charge in the second quarter of 2000. Excluding net securities gains/losses, other operating income increased $833,000, or 28.34%, from 2000 to 2001.

Service charges on deposit accounts demonstrated continued growth and increased 44.71% in 2001. This growth resulted from increased transaction account fee income, increased ATM usage fees and the acquisition of nine branches during the first half of 2001. Management will continue pursuing ATM expansion in high volume locations. Trust income decreased 16.95% during 2001 as the stock market decline caused the fair market value of the accounts to decline which has a direct result on fees generated.

Other income increased $175,000, or 38.29%, from 2000 to 2001. Gains on loan sales increased $105,000 from 2000 to 2001. In addition, gains of $71,000 were recognized on the sales of bank premises and equipment. The remaining differences resulted from increased miscellaneous income and non-yield related loan fees.

Changes in other operating income for the years ended December 31:

(In Thousands)	2001	% Change	2000	% Change	1999
Service charges on deposit accounts	$1,903	44.71%	$1,315	8.41%	$1,213

Trust income	745	(16.95)	897	24.24	722

Net securities gains (losses)	844	143.17	(1,955)	(199.64)	1,962

Income from insurance subsidiary	183	(32.22)	270	21.08	223
Income from investment sales	309	100.00	—	—	—
Gain on sale of branches	4,892	100.00	—	—	—
Other income	632	38.29	457	(45.60)	840
Total other operating income	$9,508	866.26%	$984	(80.16)%	$4,960

Other Operating Expenses

Other operating expenses increased $5,954,000, or 42.24%, from 2000 to 2001. That increase resulted from several factors: Sun acquired nine branches (37.5% of the current 24 branch network) during 2001; needed infrastructure improvements were completed; and the former four trade names (Snyder County Trust, Central Pennsylvania Bank, Watsontown Bank, and Bucktail Bank) were consolidated under the SunBank brand.

Salaries and employee benefits increased $2,361,000, or 32.26%, from 2000 to 2001. The increase is the result of the addition of 66 full-time equivalent employee’s during 2001 which was the result of the nine new branches. In addition, furniture and equipment expenses increased 47.38% as Sun completed several systems and infrastructure improvements and equipped the new branches. Other expenses increased $1,866,000 from 2000 to 2001. The largest component was Sun’s new marketing program, including enhanced customer analysis systems, the new corporate identity, consolidated bank names, and advertising. In addition, Sun incurred a significant increase in consulting fees related to infrastructure improvements.

Changes in other operating expenses for the years ended December 31:

(In Thousands)	2001	% Change	2000	% Change	1999
Salaries and employee benefits	$9,680	32.26%	$7,319	17.97%	$6,204
Net occupancy expenses	995	50.78	660	1.07	653
Furniture and equipment expenses	1,745	47.38	1,184	14.07	1,038
Pennsylvania shares tax	699	16.50	600	8.50	553
Amortization of intangibles	1,567	107.55	755	—	755
Expenses of insurance subsidiary	110	(42.11)	190	47.29	129
Other expenses	5,253	55.09	3,387	23.30	2,747
Total other operating expenses	$20,049	42.24%	$14,095	16.69%	$12,079

Liquidity

Management must ensure sufficient liquidity to meet current and future business needs, including customer cash withdrawals and loan fundings. In addition, management must maintain additional contingency liquidity sources to meet unexpected needs. However, management must deploy Sun’s liquidity in a prudently profitable manner.

Sun’s liquidity depends on its ability to acquire funds or convert assets to cash without material loss. Sun’s primary liquidity sources include regular principal and interest payments on loans and securities, short-term securities, and various borrowing sources. Supplemental liquidity sources include longer-term securities, lines of credit, and additional sources for new deposits. Notably, management does not consider cash and due from banks amounts to be liquidity sources. Those amounts are typically needed by banks for daily operations. Refer to Note 10, Borrowed Funds, for detail regarding Sun’s borrowing capacity. Management believes there are no identified trends, demands, commitments, or uncertainties that negatively impact liquidity.

Market Risk

For Sun, market risk results predominantly from interest rate risk and equity price risk. Although Sun’s market risks may change in the future, management currently focuses its risk management efforts on those two components.

Interest Rate Risk (IRR):

IRR represents the potential current or future earnings and capital volatility due to interest rate changes. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering banks’ economic value of equity (EVE). EVE represents the net present value of all asset, liability, and off-balance sheet cash flows. Interest rate fluctuations change the present values of those cash flows.

As financial intermediaries, banks can not completely avoid IRR. However, excessive IRR can threaten earnings, capital, liquidity, and solvency. IRR has many components, including repricing risk, basis risk, yield curve risk, option risk, and price risk. Sun’s primary, but not sole, IRR source is balance sheet optionality from residential mortgages and mortgage-backed securities. Those assets may prepay principal at changing speeds depending on interest rate levels and other factors beyond Sun’s control. When prepayments occur, management must reinvest those cash flows at current market rates (in loans or securities). Thus, future interest levels and paths may negatively (or positively) affect Sun’s net interest income.

Sun seeks to minimize net interest income volatility by carefully measuring, monitoring, and controlling IRR. Sun is implementing a comprehensive market risk management program to dramatically enhance management’s ability to measure, monitor, and control risk. Market risk can result in fluctuating net interest income due to interest rate and other economic changes. Using simulation models, Sun can measure market risk by forecasting net interest income volatility under various interest rate scenarios. However, these models depend on many significant assumptions that may not accurately reflect future conditions.

Rate Shock Forecast at December 31, 2001:

	Parallel rate shock in basis points (bp)
(In Thousands)	—200bp*	—100bp*	0bp	+100bp	+200bp
Interest income:
Loans	$36,411	$37,125	$37,843	$38,562	$39,280
Investments	17,057	17,547	17,752	18,055	18,447
Total interest income	53,468	54,672	55,595	56,617	57,727
Interest expense:
Deposits	12,617	12,831	13,056	13,282	13,507
Borrowings	6,007	7,130	8,476	9,822	11,168
Total interest expense	18,624	19,961	21,532	23,104	24,675
Net interest income	$34,844	$34,711	$34,063	$33,513	$33,052

*Given low current levels for certain short-term interest rates, applying declining rate shocks would result in some negative interest rates.

In order to avoid unrealistic conditions and results, floors were set at 0.50%.

Equity Price Risk:

Sun’s equity securities consist of marketable equities and restricted stock. Marketable equities consist entirely of common stocks, primarily of bank and bank holding companies. Restricted stock consists almost entirely of FHLB stock. Since FHLB stock is redeemable at par, Sun carries it at cost and periodically evaluates the stock for impairment. Possible impairment factors include  potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment. Management currently does not believe any factors exist to suggest potential impairment.

Bank and bank holding company stocks are subject to general industry risks, including competition from non-bank entities, credit risk, interest rate risk, and other factors. Individual stocks could suffer price decreases due to circumstances at specific banks. In addition, Sun’s bank stock investments are concentrated in Pennsylvania entities, so these investments could decline in value if there were a downturn in the state’s economy. Other marketable stocks are comprised of non-bank, exchange-traded stocks that are subject to typical equity risks.

(In Thousands)
December 31,	2001		2000
	Cost	Fair Value	Cost	Fair Value
Marketable equities	$3,836	$3,102	$5,289	$3,651
Restricted stock	11,114	11,114	12,630	12,630
Total	$14,950	$14,296	$18,006	$16,375

Until 2000, Sun had actively invested in both bank and non-bank marketable equities. In 2000, management began a long-term program to gradually reduce equity investments and risk exposure to a nominal amount. Management has successfully reduced Sun’s marketable equity price risk exposure, as shown in the table below:

December 31,	2001	2000	1999
Cost	$3,836,000	$5,376,000	$8,627,000
Fair Value	$3,182,000	$3,745,000	$6,336,000
Unrealized Gain or (Loss)	$(654,000)	$(1,631,000)	$(2,291,000)

Capital Adequacy

Sun and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun’s financial statements. Under regulatory capital adequacy guidelines, Sun and the Bank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices). All related factors are subject to qualitative judgments by the regulators.

Sun is currently, and has been in the past, designated a well-capitalized institution. Shareholders’ equity increased $14,984,000 to $77,511,000 at December 31, 2001, from $62,527,000 at December 31, 2000. The majority of the increase was the result of Sun issuing stock valued at $8,198,000 for the purchase of Guaranty Bank. Unrealized gains or losses, net of taxes, on securities available for sale are reported as accumulated other comprehensive income (loss) within shareholders’ equity. Sun had unrealized gains, net of tax,of $2,069,000 at December 31, 2001, and losses of $1,591,000 at December 31, 2000. During 2001, Sun paid $4,134,000 in cash dividends. Management is not aware of any events or regulatory restrictions that would have a material effect on Sun’s capital adequacy.

Regulation

Various federal and state laws and regulations apply to banks and govern business scope, lending, investments, reserves, capital, and other activities. Banking laws and regulations have been developed primarily to protect depositors rather than shareholders.  The Bank’s deposits are insured by the FDIC to the extent provided by law, for which the Bank must pay a quarterly assessment determined by the FDIC. The Bank is also subject to numerous state and federal statutes and regulations that affect its business and operations, and is supervised and examined by one or more state or federal bank regulatory agencies. The federal state bank regulatory agencies are empowered with considerable supervisory, examination, and enforcement discretion. Any change in banking law, regulation, policies, examination procedures, or corrective action remedies could have a material impact on Sun or the Bank.

The Gramm-Leach-Bliley Act (GLBA) was enacted in November 1999 and most provisions became effective in March 2000. The GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” Financial holding companies may engage in a number of financial activities previously impermissible or subject to regulatory limitations for bank holding companies, including securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities.

Sun has not elected to become a financial holding company. Sun believes the GLBA will not have a material adverse effect on near-term operations. However, the GLBA may foster increased consolidation and competition in various financial industry sectors. Although management has not identified any negative conditions, such developments might negatively impact Sun in the future.

Outlook

Entering 2001, management recognized challenges associated with potentially deteriorating economic conditions, but also identified many opportunities for improved performance. Many of those opportunities were seized during 2001, including aggressively pursuing franchise expansion, new products and services, credit quality improvement, enhanced risk management capabilities, core deposit growth, and new fee income sources.

Sun believes franchise expansion will enhance shareholder value, increase long-term earnings potential, and provide additional geographic diversification. The Guaranty Bank, N.A. and Mellon branch acquisitions expanded the Sun franchise into financial services markets with sizable growth opportunities.

Management intends to continue building Sun’s brand of community-focused commercial banking by:

• Emphasizing customer relationship management.

• Growing Sun’s core deposit base.

• Pursuing quality loan growth.

• Increasing fee income and developing new fee income sources.

• Expanding Sun’s markets via expansion or strategic acquisitions.

• Improved operational and service delivery capabilities.

Management will continually challenge its approach to enhance quality, performance, and shareholder value.

Common Stock Market Prices and Dividends Per Share

The common stock of Sun Bancorp, Inc. is traded publicly on the NASDAQ national market system under the symbol SUBI. The high and low bid information does not include retail mark-ups or mark-downs or any commission to the broker-dealer.

	2001			2000
	Bid Information		Cash Dividends	Bid Information		Cash Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid
March 31	$15.73	$13.38	$.15	$19.13	$15.13	$.24
June 30	16.50	14.85	.15	16.81	14.19	.24
September 30	17.50	14.65	.15	14.69	12.63	.15
December 31	17.50	15.50	.15	14.38	13.38	.15

Market Makers Include:

Janney Montgomery Scott, Inc.

1801 Market Street

Philadelphia, PA 19103-1675

1-800-526-6397

Janney Montgomery Scott, Inc.

Wolfe Plaza

309 N. Fifth Street, Suite C

Sunbury, PA 17801

1-800-831-2741

F. J. Morrissey & Co., Inc.

1700 Market Street, Suite 1420

Philadelphia, PA 19103

1-215-563-8500

Ferris, Baker, Watts

6 Bird Cage Walk

Hollidaysburg, PA 16648

1-800-343-5149

First Tennessee Securities Corp.

845 Crossover Lane

Memphis, TN 38117

1-800-456-5460

Legg Mason

The Stadium Office Park, Suite 201

330 Montage Mountain Road

Scranton, PA 18507

1-800-346-4346

Sandler O’Neill & Partners, LP

919 Third Avenue

Sixth Floor

New York, NY 10022

1-800-635-6860

First Union Securities

P.O. Box 1357

Richmond, VA 23218

1-800-627-8625

Ryan, Beck & Co.

80 Main Street

West Orange, NJ 07052

1-800-342-2325

Merrill Lynch

One West Third Street

Williamsport, PA 17701

1-800-937-0769

Herzog, Heine & Geduld, Inc.

2 Penn Center, Suite 1708

Philadelphia, PA 19102

1-215-972-0813

Boenning & Scattergood, Inc.

Four Tower Bridge

200 Barr Harbor Drive, Suite 300

West Conshohocken, PA 19428

1-800-883-8383

Spear, Leeds & Kellog

1900 Market Street

Philadelphia, PA 19103

212-422-2405

Availability of Form 10-K

Upon written request of any shareholder, a copy of the Corporation’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, including the financial statements, and schedules thereto required to be filed with the Securities and Exchange Commission pursuant to Rule 13a-l under the Securities Exchange Act of 1934, as amended, may be obtained, without charge, from Shareholder Services, 2 South Market Street, P.O. Box 57, Selinsgrove, PA 17870.

Information on Dividend Reinvestment Plan

A voluntary Dividend Reinvestment Plan is available to Sun shareholders. Participants may elect full dividend reinvestment and/or optional cash payments to purchase additional shares. Information about the plan may be obtained by contacting Sun Bancorp, Inc., Shareholder Services, 2 South Market Street, P.O. Box 57, Selinsgrove, PA 17870.

The Annual Report and other Company reports are also filed electronically through the Electronic Data Gathering Analysis and Retrieval System (EDGAR) which performs automated collection, validation, indexing, acceptance, and forwarding of submissions to the Securities and Exchange Commission (SEC) and is accessible by the public using the Internet at http://www.sec.gov/edgarhp

The Annual Report, other Company reports, and news releases are available on Sun’s website at http://www.sunbankpa.com