Form 10-Q
period 2002-03-31
SUN BANCORP INC
filed 2002-05-14
CIK 713975

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number: 0-14745

SUN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2233584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 57, Selinsgrove, Pennsylvania	17870
(Address of principal executive offices)	(Zip code)

(570) 374-1131

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,130,936
Class	Outstanding Shares At May 7, 2002

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Cash and due from banks	$16,886	$24,125
Interest-bearing deposits in banks	3,958	20,858

Total cash and cash equivalents	20,844	44,983
Investment securities	279,671	305,612
Loans, net of allowance for loan and lease losses of $6,537 in 2002 and $6,204 in 2001	547,080	515,520
Bank premises and equipment, net	14,373	14,462
Goodwill and core deposit intangibles	22,539	22,773
Accrued interest	4,833	5,063
Bank owned life insurance	15,044	—
Other assets	18,089	12,442

Total assets	$922,473	$920,855

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(Continued)

(In Thousands, Except Share Data)	March 31, 2002 (Unaudited)	December 31, 2001
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$57,866	$57,990
Interest-bearing	518,888	515,887

Total deposits	576,754	573,877
Short-term borrowings	22,236	22,138
Other borrowed funds	222,000	222,000
Subordinated debentures	20,444	20,444
Accrued interest and other liabilities	4,047	4,885

Total liabilities	845,481	843,344

Shareholders' equity
Common stock, no par value per share; Authorized 20,000,000 shares; Issued 7,236,819 shares in 2002 and 7,233,631 shares in 2001	83,575	83,565
Retained earnings (deficit)	(6,633)	(6,961)
Accumulated other comprehensive income	1,312	2,069
Less: Treasury stock, at cost, 99,317 shares in 2002 and 93,417 shares in 2001	(1,262)	(1,162)

Total shareholders' equity	76,992	77,511

Total liabilities and shareholders' equity	$922,473	$920,855

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

(In Thousands, Except for Per Share Data)	For the Three Months Ended March 31
	2002	2001
Interest and dividend income:
Interest and fees on loans	$9,694	$8,669

Income from investment securities:
Taxable	3,414	4,154
Tax exempt	260	240
Dividends	269	399

Total income from investment securities	3,943	4,793

Interest on deposits in banks	104	230

Total interest and dividend income	13,741	13,692

Interest expense:
Interest on deposits	4,000	5,059
Interest on short-term borrowings	72	138
Interest on other borrowed funds	3,153	3,153
Interest on subordinated debentures	480	168

Total interest expense	7,705	8,518

Net interest income	6,036	5,174
Provision for loan and lease losses	405	300

Net interest income, after provision for loan and lease losses	$5,631	$4,874

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(Continued)

(In Thousands, Except for Per Share Data)	For the Three Months Ended March 31
	2002	2001
Other operating income:
Service charges on deposit accounts	$520	$329
Trust income	154	250
Net security gains	95	798
Income from investment product sales	105	—
Bank owned life insurance	45	—
Income from insurance subsidiary	30	71
Other income	171	160

Total other operating income	1,120	1,608

Other operating expense:
Salaries and employee benefits	2,804	1,998
Net occupancy expenses	274	216
Furniture and equipment expenses	397	321
Amortization of intangibles	234	193
Expenses of insurance subsidiary	43	55
Other expenses	1,382	1,313

Total other operating expenses	5,134	4,096

Income before income tax provision	1,617	2,386
Income tax provision	219	613

Net income	$1,398	$1,773

PER SHARE DATA
Net income per share—Basic	$0.20	$0.27

Weighted average number of shares outstanding—Basic	7,142,654	6,641,725

Net income per share—Diluted	$0.20	$0.27

Weighted average number of shares outstanding—Diluted	7,163,900	6,656,804

Dividends paid	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31
(In Thousands)
	2002	2001
Cash flows from operating activities:
Net income	$1,398	$1,773
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	405	300
Provision for depreciation	256	222
Amortization of intangibles	234	193
Amortization and accretion of securities, net	316	10
Net security gains	(95)	(798)
Increase in accrued interest and other assets	(19,892)	(22,956)
(Decrease) increase in accrued interest and other liabilities	(838)	16,944

Net cash used in operating activities	(18,216)	(4,312)

Cash flows from investing activities:
Proceeds from sales of investment securities	837	38,212
Proceeds from maturities of investment securities	23,766	10,960
Cash acquired from branch acquisitions	—	23,181
Purchases of investment securities	(30)	(41,221)
Net increase in loans	(32,119)	(11,027)
Purchases of investments in limited partnerships	(25)	—
Capital expenditures	(167)	(239)

Net cash (used in) provided by investing activities	(7,638)	19,866

Cash flows from financing activities:
Net increase in deposits	2,877	15,190
Net increase in short-term borrowings	98	5,123
Proceeds from issuance of subordinated debentures	—	16,500
Cash dividends paid	(1,070)	(995)
Proceeds from sale of stock for employee benefits program	10	89
Purchase of treasury stock	(100)	(482)

Net cash provided by financing activities	1,815	35,425

Net increase in cash and cash equivalents	(24,139)	50,979
Cash and cash equivalents at beginning of period	44,983	15,277

Cash and cash equivalents at end of period	$20,844	$66,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,354	$8,382

Income taxes	$750	$600

        Loans with an estimated value of $154,000 and $97,000 were reclassified to foreclosed assets held for sale during the three month periods ended March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Interim Presentation

        The consolidated financial statements include the accounts of Sun Bancorp, Inc., the parent company, and its wholly owned subsidiaries SunBank, SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I. Sun also holds thirty percent ownership in Sun Abstract and Settlement Services. The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

        The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 18 and 19 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Note 2—Net Income Per Share

        Net income per share is computed based on the weighted average number of shares of stock outstanding for each period presented. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of two amounts, basic and diluted net income per share. Basic earnings per share calculates net income divided by the average number of shares outstanding for the period. Diluted earnings per share calculates net income divided by the sum of the average number of shares outstanding and the effect, if all were exercised, the granted stock options would have on the number of shares outstanding for the period.

SUN BANCORP, INC.
FORM 10-Q
PART I

        The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended March 31, 2002 and 2001:

	For the Three Months Ended March 31
	Income Numerator	Common Shares Denominator	Net Income Per Share
2002
Net income per share—Basic	$1,398,000	7,142,654	$0.20

Dilutive effect of stock options		21,246

Net income per share—Diluted	$1,398,000	7,163,900	$0.20

2001
Net income per share—Basic	$1,773,000	6,641,725	$0.27

Dilutive effect of stock options		15,079

Net income per share—Diluted	$1,773,000	6,656,804	$0.27

Note 3—Consolidated Statement of Comprehensive Income

      The purpose of reporting comprehensive income is to report a measure of all changes in Sun Bancorp, Inc.'s equity resulting from economic events other than transactions with shareholders in their capacity as shareholders. For Sun Bancorp, Inc., "comprehensive income" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities). Unrealized gains and losses are part of comprehensive income, therefore comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

	For the Three Months Ended March 31
(In Thousands)	2002	2001
Net income	$1,398	$1,773

Other comprehensive income:
Unrealized holding gains on available-for-sale securities:
(Losses) gains arising during the period	(1,052)	4,264
Less: Reclassification adjustment—realized gains included in net income	(95)	(798)

Other comprehensive income before income taxes	(1,147)	3,466
Income tax benefit (expense) related to other comprehensive income	390	(1,178)

Other comprehensive income	(757)	2,288

Comprehensive income	$641	$4,061

SUN BANCORP, INC.
FORM 10-Q
PART I

Note 4—Investment Securities

        The amortized cost and fair value of investment securities at March 31, 2002 and December 31, 2001 were as follows:

(In Thousands)	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$235,171	$2,972	$(809)	$237,334
Obligations of states and political subdivisions	21,040	351	(89)	21,302
Other corporate	7,235	86	(61)	7,260

Total debt securities	263,446	3,409	(959)	265,896

Equity securities:
Marketable equity securities	3,093	53	(515)	2,631
Restricted equity securities	11,144	—	—	11,144

Total equity securities	14,237	53	(515)	13,775

Total	$277,683	$3,462	$(1,474)	$279,671

(In Thousands)	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$258,234	$3,982	$(557)	$261,659
Obligations of states and political subdivisions	22,054	312	(161)	22,205
Other corporate	7,239	253	(40)	7,452

Total debt securities	287,527	4,547	(758)	291,316

Equity securities:
Marketable equity securities	3,836	13	(667)	3,182
Restricted equity securities	11,114	—	—	11,114

Total equity securities	14,950	13	(667)	14,296

Total	$302,477	$4,560	$(1,425)	$305,612

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

        The following is management's discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc., a bank holding company, and its wholly-owned subsidiaries, SunBank, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I. Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services. Sun Bancorp, Inc.'s consolidated financial condition and results of operations consist almost entirely of SunBank's financial condition and results of operations. This discussion should be read in conjunction with the 2001 Annual Report, which is incorporated herein by reference. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

        Sun Bancorp, Inc.'s earnings of $1,398,000 ($0.20 per share basic and diluted) for the three months ended March 31, 2002 were $375,000 ($0.07 per share basic and diluted) less than the three months ended 2001. The three months ended March 31, 2002 included $95,000 in security gains while the three months ended March 31, 2001 included security gains of $798,000, as Sun Bancorp, Inc.'s management continues to restructure the investment portfolio to reduce overall risk. The earnings resulted in annualized return on average assets for the three months ended March 31, 2002 of 0.61% as compared to 0.91% for the three months ended March 31, 2001. Annualized return on average equity for the three months ended March 31, 2002 was 7.17% as compared to 11.27% for the three months ended March 31, 2001

Results of Operations—Three Months Ended March 31, 2002 and 2001

        Net interest income increased 16.7% to $6,036 for the three months ended March 31, 2002 as compared to $5,174 for the same period of 2001. Total interest and dividend income increased $49 to $13,741 for the three months ended March 31, 2002. Interest and fees on loans increased 11.8% to $9,694 for the three months ended March 31, 2002 as compared to $8,669 for the three months ended March 31, 2001. The increase of $1,025 in interest and fees on loans was offset by a decrease of $850 in income on investment securities. The net increase is the result of management shifting funds from the investment portfolio to the higher yielding loan portfolio and also a direct result of management's actions to reduce overall risk in the investment portfolio. Interest on deposits in banks has decreased 54.8% or $126 to $104 for the three months ended March 31, 2002 as management funds loan growth by using cash on deposit in banks and investment securities principal and interest payments. Total interest expense decreased 9.5% or $813 to $7,705 for the three months ended March 31, 2002, as compared to 2001. The decrease is the result of managements focus on growing low cost core deposits (non time deposits) coupled with rate reductions by the Federal Reserve over the past year. A decrease of 20.9% or $1,059 in interest on deposits was partially offset by an increase of 185.7% or $312 for interest on subordinated debentures. Interest on subordinated debentures increased to $480 as during February 2001 Sun Bancorp, Inc. issued trust-preferred securities to augment Sun Bancorp, Inc.'s capital position. In addition, interest on subordinated debentures includes interest expense associated with a note that was issued during the second quarter of 2001 for the purchase of Guaranty Bank, N.A.

        The provision for loan and lease losses increased 35.0% to $405 for the three months ended March 31, 2002. The increase is the result of continued growth in the loan portfolio of $31,893 since December 31, 2001 and $130,896 since March 31, 2001 and the inherent risks associated with any loan.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

        Total other operating income increased 26.5% or $215, excluding security gains, for the three months ended March 31, 2002, compared to the same period of 2001. Service charges on deposit accounts increased 58.1% to $520 for the three months ended March 31, 2002. The increase is the result of an updated fee structure along with the effect of purchasing three Mellon branches and Guaranty Bank, N.A. during 2001, 37.5% of the current branch network. During the second quarter of 2001, Sun Bancorp, Inc. began a new retail investment sales program to offer mutual funds, annuities, and other services through investment representatives in the branch network. This program added $105 in new fee income for the three months ended March 31, 2002 as compared to the same period of 2001. During March of 2002, management made an investment in Bank Owned Life Insurance to offset future increases in employee benefit costs. The income generated from the Bank Owned Life Insurance was $45 for the three months ended March 31, 2002. Other income remained steady at $171 for the three months ended March 31, 2002 as compared to $160 for the three months ended March 31, 2001.

        Other operating expenses increased 25.3% to $5,134 for the three months ended March 31, 2002, compared to $4,096 in the same period of 2001. The main reason for Sun Bancorp, Inc.'s $1,038 increase in other operating expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is expansion. Over the past year SunBank has added three Mellon branches and six Guaranty Bank branches or 37.5% of the current 24-branch network. Although SunBank's network of branches has grown substantially over the past year, other operating expenses have actually decreased 5.15% from the three month period ended September 30, 2001 and 10.04% from the three month period ended December 31, 2001, as management continues to evaluate every process in the organization to increase efficiencies. Salaries and employee benefits increased 40.3% to $2,804 for the three months ended March 31, 2002 as management continues to attract new employees to expand SunBank's market area coverage and from the increase in SunBank's branch network. This is evidenced by SunBank increasing the number of full time equivalent employees by 31.2% to 290 at March 31, 2002 as compared to 221 at March 31, 2001. Net occupancy and furniture and equipment expenses increased 25.0% to $671 for the three months ended March 31, 2002. The increase is due to Sun Bancorp, Inc. investing in infrastructure improvements in conjunction with the branch acquisitions and to prepare for future expansion. Other expenses increased $69 to $1,382 for the three months ended March 31, 2002. The increase is the result of normal business activities (including the Pennsylvania Shares Tax and FDIC assessment) associated with the increased number of branches and customers.

Balance Sheet—March 31, 2002 and December 31, 2001

        Total assets were $922,473 at March 31, 2002, an increase of $1,618 from $920,855 at December 31, 2001. Cash and cash equivalents decreased $24,139 or 53.7% from $44,983 at December 31, 2001. The decrease is the result of increased loan growth and the purchase of $15,000 in Bank Owned Life Insurance. Investment securities decreased 8.5% or $25,941 as management shifts funds from the investment portfolio to the higher yielding loan portfolio, which has grown 6.1% or $31,893 since December 31, 2001. Management also purchased Bank Owned Life Insurance during March of 2002 to offset future increases in employee benefit expense.

        Total liabilities increased $2,137 to $845,481 at March 31, 2002. Total deposits increased $2,877 to $576,754 at March 31, 2002. The majority of the increase in deposits is the result of managements focus on growing core deposits with increases in NOW accounts. Total borrowed funds remained constant at $264,680 at March 31, 2002.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

        Sun Bancorp, Inc.'s total shareholders' equity decreased $519 from December 31, 2001 to March 31, 2002. The decrease is the result of several factors. First, Sun Bancorp, Inc.'s accumulated other comprehensive income (34% of the change in the market value of Sun Bancorp, Inc.'s investment portfolio) declined 36.6% or $750 to $1,312 from $2,069 at December 31, 2001 because of changes in the market value of Sun Bancorp, Inc.'s investment securities. Second, treasury stock increased $100 as Sun Bancorp, Inc. purchased 5,900 shares of treasury stock over the first three months of March 31, 2002. In addition, Sun Bancorp, Inc. paid $1,070 in dividends to shareholders during the three months ended March 31, 2002.

Allowance for Loan and Lease Losses

        SunBank's allowance for loan and lease losses is increased through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income. Loan losses are charged against the allowance for loan and lease losses in the period in which they have been determined to be uncollectible. Recoveries of previously charged off loans are credited to the allowance as they are received. Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio. Management believes the allowance for loan and lease losses is adequate at March 31, 2002.

        Management's analysis incorporates many factors, including current and anticipated economic conditions, loss experience, loan portfolio composition, anticipated losses, and unfunded commitments. For significant real estate properties, management obtains independent value appraisals. SunBank also retains consultants to conduct independent, periodic loan quality reviews, which management incorporates into its allowance for loan and lease losses analysis.

        Management determines its allowance for loan and lease losses based on criteria and analysis developed to evaluate credit risk within each loan category. Each loan category's unique risk characteristics guides management's analysis and determination of an adequate specific reserve for that category. For real estate loans, management considers factors that include historical loss rates, past due levels, collateral values, and anticipated economic conditions. For commercial and industrial loans, management evaluates several factors including historical loss experience, current loan grades, expected future cash flows, individual loan reviews, internal and external analysis, and anticipated economic conditions. For individual (consumer) loans, management evaluates factors such as historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions.

        SunBank's allowance for loan and lease losses components are based on loss rates by loan grade, economic trends, and other risk factor. Management determines estimated loss rates by loan grade based on current loan grade, remaining term, loan type, periodic quantification of actual losses over a period of time, and other factors. Management believes its methodology reasonably measures the credit risk not captured in specific allocations and provides for an adequate aggregate allowance for loan and lease losses.

        Management closely monitored the allowance for loan and lease losses during the first three months of 2002 and all of 2001 concurrently with other efforts that produced improved credit quality. Management increased the provision for loan and lease losses to $405 for the first three months of 2002 as compared to $300 for the same period of 2001 due to growth of $31,893 in the loan portfolio since December 31, 2001. The 35.0% increase, coupled with increased recoveries, resulted in an allowance for loan and lease losses of 1.18% of total loans at March 31, 2002.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

        Management has continued to enhance its methodology for analyzing the allowance for loan and leases losses and for assigning reserves. However, the allowance for loan and lease losses still only represents management's estimate of an amount adequate to absorb probable loan losses due to credit quality. Management cannot precisely quantify that amount due to many uncertainties, including future global, national, and local economic conditions and other factors. As a result, unforeseen developments may require management to increase the allowance for loan and lease losses. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun Bancorp, Inc.'s allowance for loan and lease losses and may, consistent with examination guidelines and current information, require an increased allowance for loan and lease losses. As a result, any number of factors may materially change management's analysis in the future.

Equity Securities Risk

        Sun Bancorp, Inc.'s equity securities consist of marketable equities and restricted stock. Marketable equities consist entirely of common stock, primarily of bank and bank holding companies. Restricted stock consists almost entirely of FHLB stock. Since FHLB stock is redeemable at par, SunBank carries it at cost and periodically evaluates the stock for impairment. Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment. Management currently does not believe any factors exist to suggest potential impairment.

        Bank and bank holding company stocks are subject to general industry risks, including competition from non-bank entities, credit risk, interest rate risk, and other factors. Individual stocks could suffer price decreases due to circumstances at specific banks. In addition, Sun Bancorp, Inc.'s bank stock investments are concentrated in Pennsylvania entities, so these investments could decline in value if there were a downturn in the state's economy. Other marketable stocks are comprised of non-bank, exchange-traded stocks that are subject to typical equity risks.

        Sun Bancorp, Inc. continually monitors its risk associated with equity securities. Sun Bancorp, Inc.'s other marketable equities and equities of banks outside Pennsylvania were acquired as part of a prior investment strategy. In 2000, management began a long-term program to gradually reduce the equity investments and risk exposure to a nominal amount. Management has successfully reduced Sun Bancorp, Inc.'s marketable equity price risk exposure, as shown below.

        Equity securities held as of March 31, 2002 and December 31, 2001

	March 31, 2002
	Cost	Fair Value	Unrealized (Losses)
Banks and bank holding companies	$3,006	$2,551	$(455)
FHLB stock	11,144	11,144	—
Non-bank companies	87	80	(7)

Total	$14,237	$13,775	$(462)

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

	December 31, 2001
	Cost	Fair Value	Unrealized (Losses)
Banks and bank holding companies	$3,749	$3,102	$(647)
FHLB stock	11,114	11,114	—
Non-bank companies	87	80	(7)

Total	$14,950	$14,296	$(654)

Capital Adequacy

        Sun Bancorp, Inc. and SunBank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun Bancorp, Inc.'s financial statements. Under regulatory capital adequacy guidelines, Sun Bancorp, Inc. and SunBank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices). All related factors are subject to qualitative judgments by the regulators.

        Sun Bancorp, Inc. is currently, and has been in the past, designated a well-capitalized institution. Shareholders' equity decreased $519 to $76,992 at March 31, 2002, from $77,511 at December 31, 2001. Unrealized gains or losses, net of taxes, on investment securities are reported as accumulated other comprehensive income within shareholders' equity. Sun Bancorp, Inc. had unrealized gains of $1,312 at March 31, 2002 and unrealized gains of $1,070 at December 31, 2001. During the three months ended March 31, 2002, Sun Bancorp, Inc. paid $1,070 in cash dividends and has also purchased $100 in treasury stock. Management is not aware of any events or regulatory restrictions that would have a material effect on Sun Bancorp, Inc.'s capital adequacy.

        Sun Bancorp, Inc.'s strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

	Actual
(In Thousands)			For Capital Adequacy Purposes Ratio
	Amount	Ratio
As of March 31, 2002:
Total Capital (to Risk Weighted Assets)	$79,813	14.0%	8.0%
Tier I Capital (to Risk Weighted Assets)	$69,332	12.2%	4.0%
Tier I Capital	$69,332	7.5%	4.0%
(to Average Assets)
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$78,730	14.9%	8.0%
Tier I Capital (to Risk Weighted Assets)	$68,582	13.0%	4.0%
Tier I Capital (to Average Assets)	$68,582	7.1%	4.0%

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory and Industry Merger Activity

        From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Sun Bancorp, Inc. and SunBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Sun Bancorp, Inc. and SunBank. As a consequence of the extensive regulation of commercial banking activities in the United States, Sun Bancorp, Inc.'s and SunBank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of Sun Bancorp, Inc. will be immaterial. Future recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Sun Bancorp, Inc.'s results of operations.

        Further, the business of Sun Bancorp, Inc. is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by SunBank and its competitors. Management believes such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

SUN BANCORP, INC.
FORM 10-Q
PART II

Items 1, 2, and 3—Omitted pursuant to instructions to Part II

Item 4—Submission of matters to a vote of security holders

        On April 25, 2002 the annual meeting of Sun Bancorp, Inc. was held with the results of the items voted on at the meeting listed in the attached Exhibit 99.

Item 5—Other information

        On April 25, 2002, the Board of Directors approved a quarterly dividend payment of $.165 per share for shareholders of record May 31, 2002, payable June 14, 2002.

Item 6—Exhibits and Reports on Form 8-K

  a.
  On April 5, 2002 the Registrant filed an 8-K announcing the retirement of Fred W. Kelly, Jr. as Chairman of the Board and as a Director of Sun Bancorp, Inc. and its affiliates, effective April 25, 2002.

SUN BANCORP, INC.
FORM 10-Q
PART II

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BANCORP, INC.
Date 5/14/02	By:	/s/ ROBERT J. MCCORMACK Robert J. McCormack President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JONATHAN J. HULLICK Jonathan J. Hullick Exec. V.P., Chief Financial Officer, and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Sun Bancorp, Inc.
PO Box 57
Selinsgrove, PA 17870
(570) 374-1131

QuickLinks

  Item 1. Financial Statements
SUN BANCORP, INC. CONSOLIDATED BALANCE SHEET
SUN BANCORP, INC. CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
SUN BANCORP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
SUN BANCORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts)
  Items 1, 2, and 3—Omitted pursuant to instructions to Part II
  Item 4—Submission of matters to a vote of security holders
  Item 5—Other information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES