Form 10-Q
period 2002-06-30
SUN BANCORP INC
filed 2002-08-13
CIK 713975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the quarterly period ended June 30, 2002

or

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

(570) 374-1131
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☒   Yes    ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,170,199
Class	Outstanding Shares At July 26, 2002

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Cash and due from banks	$21,841	$24,125
Interest-bearing deposits in banks	1,491	20,858
Total cash and cash equivalents	23,332	44,983

Investment securities	247,071	305,612
Loans, net of allowance for loan and lease losses of $6,790 in 2002 and $6,204 in 2001	575,616	515,520
Bank premises and equipment, net	14,348	14,462
Goodwill and core deposit intangibles	22,305	22,773
Accrued interest	3,789	5,063
Bank owned life insurance	15,287	—
Other assets	21,574	12,442
Total assets	$923,322	$920,855

(In Thousands, Except Share Data)	June 30, 2002	December 31, 2001
	(Unaudited)

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$58,981	$57,990
Interest-bearing	512,390	515,887
Total deposits	571,371	573,877

Short-term borrowings	26,718	22,138
Other borrowed funds	220,000	222,000
Subordinated debentures	19,655	20,444
Accrued interest and other liabilities	5,479	4,885
Total liabilities	843,223	843,344

Shareholders’ equity
Common stock, no par value per share;
Authorized 20,000,000 shares: issued 7,265,943 shares in 2002 and 7,236,251 shares in 2001	83,996	83,565
Retained earnings (deficit)	(6,026)	(6,961)
Accumulated other comprehensive income	3,604	2,069
Less: Treasury stock, at cost, 111,217 shares in 2002 and 93,417 shares in 2001	(1,475)	(1,162)
Total shareholders’ equity	80,099	77,511
Total liabilities and shareholders’ equity	$923,322	$920,855

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In Thousands, Except for Per Share Data)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$10,204	$9,233	$19,898	$17,902
Income from investment securities:
Taxable	3,499	4,370	7,048	8,524
Tax exempt	258	276	518	516
Dividends	112	401	246	800
Interest on deposits in banks	71	443	175	673
Total interest and dividend income	$14,144	$14,723	$27,885	$28,415

Interest expense:
Interest on deposits	3,684	5,401	7,684	10,460
Interest on short-term borrowings	71	94	143	232
Interest on other borrowed funds	3,180	3,188	6,333	6,341
Interest on subordinated debentures	476	459	956	627

Total interest expense	7,411	9,142	15,116	17,660

Net interest income	6,733	5,581	12,769	10,755

Provision for loan and lease losses	405	300	810	600

Net interest income, after provision For loan and lease losses	$6,328	$5,281	$11,959	$10,155

(In Thousands, Except for Per Share Data)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
Other operating income:
Service charges on deposit accounts	$708	$437	$1,228	$766
Trust income	187	250	341	500
Net security gains	45	38	140	836
Income from investment product sales	155	23	260	23
Bank owned life insurance	161	—	206	—
Income from insurance subsidiary	19	20	49	91
Other income	301	163	472	323
Total other operating income	1,576	931	2,696	2,539

Other operating expense:
Salaries and employee benefits	2,829	2,288	5,633	4,286
Net occupancy expenses	251	220	525	436
Furniture and equipment expenses	418	452	815	773
Amortization of intangibles	234	345	468	538
Expenses of insurance subsidiary	18	45	61	100
Other expenses	1,912	1,483	3,294	2,796
Total other operating expenses	5,662	4,833	10,796	8,929

Income before income tax provision	2,242	1,379	3,859	3,765
Income tax provision	456	285	675	898
Net income	$1,786	$1,094	$3,184	$2,867

PER SHARE DATA

Net income per share – Basic	$0.25	$0.16	$0.45	$0.43

Weighted average number of shares outstanding – Basic	7,141,139	6,827,588	7,141,897	6,734,656

Net income per share – Diluted	$0.25	$0.16	$0.45	$0.42

Weighted average number of shares outstanding – Diluted	7,163,965	6,841,998	7,143,824	6,749,401

Dividends paid	$0.165	$0.15	$0.315	$0.30

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In Thousands)	For the Six Months Ended June 30
	2002	2001
Cash flows from operating activities:
Net income	$3,184	$2,867
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	810	600
Provision for depreciation	512	458
Amortization of intangibles	468	538
Amortization and accretion of securities, net	578	71
Net security gains	(140)	(836)
Increase in accrued interest and other assets	(23,594)	(4,471)
Gain on sale of bank premises and equipment	(6)	(71)
Increase in accrued interest and other liabilities	594	14,393
Net cash used in operating activities	(17,594)	13,549

Cash flows from investing activities:
Proceeds from sales of investment securities	1,044	39,845
Proceeds from maturities of investment securities	65,364	27,652
Cash acquired from branch acquisitions	—	64,863
Cash acquired from Guaranty Bank acquisition, net of $2,544 cash paid	—	27,988
Purchases of investment securities	(5,979)	(106,420)
Net increase in loans	(61,248)	(28,765)
Proceeds from sales of bank premises and equipment	6	222
Capital expenditures	(398)	(766)
Net cash provided by investing activities	(1,211)	24,619

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,506)	10,501
Net increase (decrease)in short-term borrowings	4,580	(1,135)
Repayment of other borrowed funds	(2,000)	—
Proceeds from issuance of subordinated debentures	—	16,500
Repayment of subordinated debt	(789)	—
Cash dividends paid	(2,249)	(1,986)
Proceeds from sale of stock for employee benefits program	431	94
Purchase of treasury stock	(313)	(1,044)
Net cash provided by financing activities	(2,846)	22,930

Net increase (decrease) in cash and cash equivalents	(21,651)	61,098
Cash and cash equivalents at beginning of period	44,983	15,277
Cash and cash equivalents at end of period	$23,332	$76,375

(In Thousands)	For the Six Months Ended June 30

	2002	2001

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$14,983	$16,568

Income taxes	$1,409	$1,150

Loans with an estimated value of $342,000 and $273,000 were reclassified to foreclosed assets held for sale during the six-month periods ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The list of important factors is not complete or exclusive.   Additional information regarding factors that may cause actual results to differ materially from those considered by the FLSs is included in Sun’s current and subsequent filings with the Securities and Exchange Commission (SEC).  Sun does not update any FLS that may be made from time to time by or on behalf of Sun.

Note 1 – Basis of Interim Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 and 19 of the 2001 Annual Report to Shareholders.

Note 2 – Net Income Per Share

Net income per share is computed based on the weighted average number of shares of stock outstanding for each period presented.  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of two amounts, basic and diluted net income per share.  Basic earnings per share calculates net income divided by the average number of shares outstanding for the period.  Diluted earnings per share calculates net income divided by the sum of the average number of shares outstanding and the effect, if all were exercised, the granted stock options would have on the number of shares outstanding for the period

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended June 30, 2002 and 2001:

	For the Three Months Ended June 30
	Income Numerator	Common Shares Denominator	Net IncomePer Share
2002
Net income per share – Basic	$1,786,000	7,141,139	$0.25
Dilutive effect of stock options		22,826
Net income per share – Diluted	$1,786,000	7,163,965	$0.25

2001
Net income per share – Basic	$1,094,000	6,827,588	$0.16
Dilutive effect of stock options		14,410
Net income per share – Diluted	$1,094,000	6,841,998	$0.16

	For the Six Months Ended June 30
	Income Numerator	Common Shares Denominator	Net IncomePer Share
2002
Net income per share – Basic	$3,184,000	7,141,897	$0.45
Dilutive effect of stock options		1,927
Net income per share – Diluted	$3,184,000	7,143,824	$0.45

2001
Net income per share – Basic	$2,867,000	6,734,656	$0.43
Dilutive effect of stock options		14,745
Net income per share – Diluted	$2,867,000	6,749,401	$0.42

Note 3 – Consolidated Statement of Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in Sun Bancorp, Inc.’s equity resulting from economic events other than transactions with shareholders in their capacity as shareholders.  For Sun Bancorp, Inc., “comprehensive income” includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities).  Unrealized gains and losses are part of comprehensive income, therefore comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In Thousands)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001

Net income	$1,786	$1,094	$3,184	$2,867

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities:
Gains (losses) arising during the period	3,518	(1,148)	2,466	3,116
Reclassification adjustment – realized gains included in net income	(45)	(38)	(140)	(836)

Other comprehensive income (loss) before income taxes	3,473	(1,186)	2,326	2,280
Income tax (expense) benefit related to other comprehensive income (loss)	(1,181)	403	(791)	(775)

Other comprehensive income (loss)	2,292	(783)	1,535	1,505

Comprehensive income	$4,078	$311	$4,719	$4,372

Note 4 – Investment Securities

The amortized cost and fair value of investment securities at June 30, 2002 and December 31, 2001 were as follows:

(In Thousands)	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
Obligations of U.S. government agencies	$198,902	$5,364	(238)	$204,028
Obligations of states and political subdivisions	20,634	608	(30)	21,212
Other corporate	7,050	330	(140)	7,240
Total debt securities	$226,586	$6,302	(408)	$232,480

Equity securities:
Marketable equity securities	3,432	42	(476)	2,998
Restricted equity securities	11,593	—	—	11,593
Total equity securities	15,025	42	(476)	14,591

Total	$241,611	$6,344	(884)	$247,071

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
Obligations of U.S. government agencies	$258,234	$3,982	$(557)	$261,659
Obligations of states and political subdivisions	22,054	312	(161)	22,205
Other corporate	7,239	253	(40)	7,452
Total debt securities	287,527	4,547	(758)	291,316

Equity securities:
Marketable equity securities	3,836	13	(667)	3,182
Restricted equity securities	11,114	—	—	11,114
Total equity securities	14,950	13	(667)	14,296

Total	$302,477	$4,560	$(1,425)	$305,612

Note 5 – Loans

The balances for principal loan categories are as follows:

	June 2002	December 2001
Real estate – Mortgage	$283,262	$261,310
Real estate – Construction	11,868	6,912
Agricultural	508	503
Commercial and industrial	173,263	151,181
Lease – Auto	23,817	8,489
Lease – Equipment	3,448	2,287
Individual	92,527	92,649
Other	578	1,619
Total	$589,271	$524,950

Less:
Unearned income & deferred loan fees	(6,763)	(3,089)
Unamortized net discount on purchased loans	(102)	(137)
ALLL	(6,790)	(6,204)
Net Loans	$575,616	$515,520

Note 6 – Change in Accounting

Effective January 1, 2002, Sun Bancorp, Inc. adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  As of January 1, 2002, Sun Bancorp, Inc. had $14,035 in unamortized goodwill from previous acquisitions.  SFAS 142 requires a transitional impairment test be performed within six months of adoption.  The initial valuation of Sun Bancorp, Inc.’s goodwill pursuant to this pronouncement resulted in no write-downs for impairment.  Additionally, SFAS 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement.  Following is the pro forma effect of adoption of SFAS 142 on the three and six month periods ended June 30, 2002 and 2001:

(In Thousands, Except for Per Share Data)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001

Net income:
Reported net income	$1,786	$1,094	$3,184	$2,867
Add back: goodwill amortization	—	189	—	404
Adjusted net income	$1,786	$1,283	$3,184	$3,271

Basic earnings per share:
Reported net income	$0.25	$0.16	$0.45	$0.43
Add back: goodwill amortization, net of tax	—	0.03	—	0.06
Adjusted net income	$0.25	$0.19	$0.45	$0.49

Diluted earnings per share:
Reported net income	$0.25	$0.16	$0.45	$0.42
Add back: goodwill amortization, net of tax	—	0.03	—	0.06
Adjusted net income	$0.25	$0.19	$0.45	$0.48

Refer to page 29 for Selected Financial Data for cash earnings and cash earnings per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts)

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc., a bank holding company, and its wholly-owned subsidiaries, SunBank, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with the 2001 Annual Report, which is incorporated herein by reference.  Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended June 30, 2002 and 2001

Sun Bancorp, Inc.’s earnings of $1,786,000 ($0.25 per share basic and diluted) for the three months ended June 30, 2002  were $692,000 ($0.10 per share basic and diluted) higher than the three months ended 2001.

Net interest income increased 20.6% to $6,733 for the three months ended June 30, 2002 as compared to $5,581 for the same period of 2001.  Total interest and dividend income decreased $579 to $14,144 for the three months ended June 30, 2002.  Interest and fees on loans increased to $10,204 for the three months ended June 30, 2002 as compared to $9,233 for the three months ended June 30, 2001.  The increase of $971 in interest and fees on loans was partially offset by a decrease of $1,178 in income on investment securities.  The net decrease is the result of management shifting funds from the investment portfolio to the higher-yielding loan portfolio and also a direct result of management’s actions to reduce overall risk in the investment portfolio.  Interest on deposits in banks has decreased 84.0% or $372 to $71 for the three months ended June 30, 2002 as management funds loan growth by using cash on deposit in banks and cash flow from the investment portfolio.  Total interest expense decreased 18.9% or $1,731 to $7,411 for the three months ended June 30, 2002, as compared to 2001.  The decrease is the result of management’s focus on growing low-cost core deposits (non-time deposits) and the rate reductions by the Federal Reserve during the past year.  Interest on deposits decreased 31.8%, or $1,717 as a result of the interest rate decreases when comparing the three months ended June 30, 2002 to 2001.

The provision for loan and lease losses increased 35% to $405 for the three months ended June 30, 2002.  The increase is the result of continued growth in the loan portfolio of $68,913 since June 30, 2001 and $60,682 since December 31, 2001 and the inherent risks associated with any loan.

Total other operating income increased for the three months ending June 30, 2002 by $645, or 69.3%, when compared to the same period of 2001.  Service charges on deposit accounts increased 62.0% to $708 for the three months ended June 30, 2002.  Of the increase, $294,000 is the direct result of the implementation of a new overdraft honor program.  The remaining increase is the result of an updated fee structure and the effect of the acquisition of three Mellon branches and Guaranty Bank, N.A. during 2001.  These purchases resulted in a 37.5% increase in our branch network.  Income from the sale of investment products increased by $132, or 573.9% for the three months ended June 30, 2002 as compared to the same period in 2001.  In March of 2002, management made an investment in Bank Owned Life Insurance to offset future increases in employee benefit costs.  The income generated from this investment was $161 for the three months ended June 30, 2002.  Other income increased by $138, or 84.7%, for the three months ended June 30, 2002 as compared to $163 for the three months ended June 30, 2001.  Increased gains from the sale of loans represented $51 of the increase in other income.

Other operating expenses increased 17.2% to $5,662 for the three months ended June 30, 2002, as compared to $4,833 for the same period of 2001.  The principal reason for the $829 increase in other operating expenses when comparing the quarters ended June 30, 2002 and 2001 is expansion of the branch network.  During the first six months of 2001, Sun Bancorp, Inc.,  acquired three Mellon branches and Guaranty bank, N.A., which consisted of six branches.  The addition of these nine branches increased the branch network by 37.5%.  Salaries and employee benefits increased 23.6% to $2,829 for the three months ended June 30, 2002, as management continues to attract new employees to expand SunBank’s market area coverage.  This increase can also be attributed to the increase in SunBank’s branch network.  Net occupancy and furniture, fixture and equipment expenses remained stable at $669 and $672 for the three months ended June 30, 2002 and 2001, respectively.  Other expenses increased $429 to $1,912 for the three months ended June 30, 2002.  The increase is the result of normal business activities (including the Pennsylvania Shares Tax and FDIC assessment) associated with the increased number of branches and customers.

Results of Operations – Six Months Ended June 30, 2002 and 2001

Sun Bancorp, Inc.’s earnings of $3,184,000 ($0.45 per share basic and diluted) for the six months ended June 30, 2002  were $317,000 ($0.02 per share basic and diluted) higher than the six months ended 2001.

The earnings resulted in annualized return on average assets for the six months ended June 30, 2002 of  0.69% as compared to 0.69% for the six months ended June 30, 2001.  Annualized return on average equity for the six months ended June 30, 2002 was 8.07% as compared to 8.99% for the six months ended June 30, 2001.

Net interest income increased to $11,959 for the six months ended June 30, 2002, as compared to $10,155 for the same period of 2001.  Total interest and dividend income decreased $470,000 to $27,885 for the six months ended June 30, 2002, as compared to 2001.  A majority of the decrease, $2,776, is the result of the lower cost of deposit accounts.  Total interest expense decreased $2,544, or 14.4%, for the six months ended June 30, 2002, as compared to 2001.  The provision  for loan and lease losses increased 35.0% to $810 for the six months ended June 30, 2002.  The increase is the result of Sun’s continued growth of the loan portfolio.

Total other operating income increased $853, excluding security gains, for the six months ended June 30, 2002, compared to the same period of 2001.  Service charges on deposit accounts increased 60.3% to $1,228 for the six months ended June 30, 2002.  The increase is the result of SunBank updating its fee structure along with the acquisition of three Mellon branches and Guaranty Bank, N.A. during 2001.

Other operating expenses increased to $10,796 for the six months ended June 30, 2002, compared to $8,929 in the same period of 2001.  The main reason for Sun’s $1,867 increase in other operating expenses for the six months ended June 30, 2002, as compared to June 30, 2001, is expansion.  Salaries and employee benefits increased 31.4% to $5,633 for the six months ended June 30, 2002, as SunBank continues to attract new employees to expand SunBank’s market area coverage and as a result of recent acquistions.  Net occupancy and furniture and equipment expenses increased 20.4% to $525,000.  The increase is primarily due to internal growth and acquisitions.

Balance Sheet – June 30, 2002 and December 31, 2001

Total assets were $923,322 at June 30, 2002, an increase of $2,467 from $920,855 at December 31, 2001.  Cash and cash equivalents decreased $21,651 or 48.1% from $44,983 at December 31, 2001.  The decrease is the result of our use of cash to fund increased loan growth and the purchase of a $15,000 investment in Bank-Owned Life Insurance to fund future employee benefit expenses.  Management’s efforts to shift funds from the investment portfolio into the higher-yielding loan portfolio is evidenced in a decrease in the investment portfolio of $58,541 or 19.2%, when comparing June 30, 2002 to December 31, 2001.

Total liabilities decreased $121 to $843,223 at June 30, 2002.  Total deposits decreased $2,506 to $571,371 as time deposits have decreased $14,252 or 5.1% from December 31, 2001.  The decrease in time deposits was offset by an increase of $11,746 or 4.0% in core deposits (non-time).  Of the increase, $8,952 and $4,998 were from savings and money market growth, respectively.  Since December 31, 2001, non-interest-bearing deposits have increased $991 or 1.7%.  Total borrowings increased $2,580, as decreases in Federal Home Loan Bank term borrowings and subordinated debentures were offset by increased overnight borrowings.

Sun Bancorp, Inc.’s total shareholders’ equity increased $2,588 from December 31, 2001 to June 30, 2002.  The increase is the result of several factors.  First, Sun Bancorp, Inc.’s accumulated other comprehensive income (34% of the change in the market value of Sun Bancorp, Inc.’s investment portfolio) increased 74.2%, or $1,535, to $3,604 from $2,069 at December 31, 2001 because of changes in the market value of Sun Bancorp, Inc.’s investment securities.  Second, net income of $3,184 augmented shareholders’ equity.  These increases were offset by an increase in Treasury stock of $313 as Sun Bancorp, Inc. purchased 17,800 shares of treasury stock at an average cost of $17.61 per share over the first six months of 2002.  Sun Bancorp, Inc. also paid $2,249 in dividends to shareholders during the six months ended June 30, 2002.

Allowance for Loan and Lease Losses

SunBank’s allowance for loan and lease losses is increased through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income.  Loan losses are charged against the allowance for loan and lease losses in the period in which they are determined to be uncollectible.  Recoveries of previously charged off loans are credited to the allowance as they are received.  Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio.  Management believes the allowance for loan and lease losses is adequate at June 30, 2002.

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

SunBank’s allowance for loan and lease losses components are based on loss rates by loan grade, economic trends, and other risk factor.  Management determines estimated loss rates by loan grade based on current loan grade, remaining term, loan type, periodic quantification of actual losses over a period of time, and other factors.  Management believes its methodology reasonably measures the credit risk not captured in specific allocations and provides for an adequate aggregate allowance for loan and lease losses.

As management continues to closely monitor the allowance for loan and lease losses, the provision for these losses was increased to $810 for the first six months of 2002, as compared to $600 for the same period of 2001.  This increase was due to loan growth of $68,913, since June 30, 2001 and the inherent risks associated with any loan.  The 35.0% increase, coupled with increased recoveries, resulted in an allowance for loan and lease losses of 1.17% of total loans at June 30, 2002.

Management continues to enhance its methodology for analyzing the allowance for loan and leases losses and for assigning reserves.  However, the allowance for loan and lease losses still only represents management’s estimate of an amount adequate to absorb probable loan losses due to credit quality.  Management cannot precisely quantify that amount due to many uncertainties, including future global, national, and local economic conditions and other factors.  As a result, unforeseen developments may require management to increase the allowance for loan and lease losses.  Such developments could include changing economic conditions or negative developments with borrowers.  In addition, bank regulators periodically assess Sun Bancorp, Inc.’s allowance for loan and lease losses and may, consistent with examination guidelines and current information, require an increased allowance for loan and lease losses.  As a result, any number of factors may materially change management’s analysis in the future.

Deposits

Sun Bancorp, Inc.’s total deposits decreased $2,506 or 0.4%, to $571,371 at June 2002, as compared to $573,877 at December 2001.  This decrease is the result of Sun focusing on growing low cost core deposits (all deposits excluding time deposits).  This focus has resulted in core deposits increasing 4.0% or $11,746, to $304,556 at June 2002, as compared to $292,810 at December 2001.  A majority of the growth is the result of savings deposits increasing $8,952 or 12.7% since December 2001.  Over the same time frame, demand deposit accounts have grown $991 or $1.7%, to $58,981, at June 2002 Sun continues focusing on attracting non-interest bearing deposit accounts.

	June 2002		December 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Demand deposits	$58,981	10.3%	$57,990	10.1%	$991	1.7%
NOW accounts	143,144	25.1%	146,339	25.5%	(3,195)	(2.2)%
Insured MMA	23,056	4.0%	18,058	3.1%	4,998	27.7%
Savings deposits	79,375	13.9%	70,423	12.3%	8,952	12.7%
Time deposits	266,815	46.7%	281,067	49.0%	(14,252)	(5.1)%
Total deposits	$571,371	100.0%	$573,877	100.0%	$(2,506)	(0.4)%

Core deposits*	$304,556	53.3%	$292,810	45.2%	$11,746	4.0%

* Core deposits are defined as total deposits less time deposits

Other Funding:

Sun continued using borrowed funds to supplement deposits during 2001 and 2002,  At June 2002,  Sun had $220,000 in variable Federal Home Loan Bank (FHLB) borrowings, which represented a decrease of $2,000 in total FHLB borrowings from December 2001.  These variable rate advances have maturities between 2008 and 2010.

Other funding sources of short-term monies include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase) and the Treasury Tax and Loan Note Option.  Sun continually monitors its borrowed funds positions and market conditions in order to maintain an effective funding structure.  When appropriate, Sun may take future action to modify its borrowed funds structure.

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

NIM increased by 5 basis points to 3.18% for the six months ending June 30, 2002, as compared to 3.13% for the same period of 2001.  This increase resulted principally due to acquiring low-costing deposits through the acquisition of Guaranty Bank, N.A. and several Mellon Bank branches during 2001.  These deposits, coupled with management’s decision to shift funds from the investment portfolio to the higher-yielding loan portfolio and the decline in interest rates during the last 12 months, resulted in the higher NIM during 2002.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

Six Months Ended	June 30, 2002			June 30, 2001
(Dollars in thousands)	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
ASSETS
Interest-earning assets:
Interest-bearing deposits	$14,514	$175	2.43%	$29,700	$673	4.57%
Loans (net of unearned income)	552,003	20,165	7.37	438,545	18,828	8.66
Investments: Taxable	254,789	7,294	5.73	281,937	9,325	6.61
Tax-exempt	21,194	785	7.41	20,841	789	7.52
Total interest-earning assets	$842,500	$28,419	6.79%	$771,023	$29,615	7.72%

Noninterest-earning assets:
Cash and due from banks	19,869			12,678
Bank premises & equipment	14,432			11,830
Accrued interest and other assets	53,325			44,758
Less: Allowance for loan losses	(6,563)			(5,422)
Unamortized loan fees	58			209
Total assets	$923,621			$835,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$149,588	1,009	1.36%	$134,509	1,672	2.51%
Insured Money Market Accounts	21,197	201	1.91	21,984	326	2.99
Savings deposits	75,583	633	1.69	64,705	570	1.78
Time deposits	275,356	5,841	4.28	230,803	7,892	6.90
Short-term borrowings	20,815	143	1.39	13,502	232	3.47
Subordinated debentures	20,345	956	9.40	12,233	627	10.25
Other borrowed funds	221,713	6,333	5.76	222,000	6,341	5.76
Total interest-bearing liabilities	784,597	15,116	3.89%	699,736	17,660	5.09%

Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	56,863			47,914
Accrued interest and other liabilities	3,264			23,661
Shareholders’ equity	78,899			63,765
Total liabilities and shareholders’ equity	$923,623			$835,076

Interest rate spread			2.90%			2.63%
Net interest income/margin		$13,303	3.18%		$11,955	3.13%

* Average loan balances include non-accrual loans and interest income includes fees on loans

* Yields on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate

Other Operating Income

Other operating income, excluding security gains, increased $853 or 50.1% to $2,556 for the six months ended June 2002 as compared to 2001.  Increased service charge on deposits accounted for $462 of the increase.  The increase in service charges was primarily the result of a newly implemented program involving overdraft protection.  In addition, the first six months of 2002 included the full impact of Sun purchasing three former Mellon branches and Guaranty Bank, N.A. (6 branches) during the first six months of 2001.  The sale of investment products contributed an additional $237 of the $853 increase.  This program was initiated during the second quarter of 2001.  An investment in bank owned life insurance was made during 2002 to fund future increases in employee benefit expenses, which accounted for $206 of the increase from the six months ended June 2001.  Offsetting the increases was a decrease of $159 in trust fees from $500 for the six months ended June 2001.

Excluding security gains, other operating income increased $638 or 71.4% to $1,531 for the three months ended June 2002 as compared to 2001.  The significant increase is a result of the new programs and acquisitions described above in the six month analysis.

Three Months Ended	June 2002		June 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charge on deposit accounts	$708	44.9%	$437	46.9%	$271	62.0%
Trust income	187	11.9	250	26.9	(63)	(25.2)
Net security gains	45	2.9	38	4.1	7	18.4
Income from investment product sales	155	9.8	23	2.5	132	573.9
Bank owned life insurance	161	10.2	—	0.0	161	N/A
Income from insurance subsidiary	19	1.2	20	2.2	(1)	(5.0)
Other income	301	19.1	163	17.5	138	84.7
Total other income	$1,576	100.0%	$931	100.0%	$645	69.3%

Six Months Ended	June 2002		June 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charge on depsosit accounts	$1,228	45.6%	$766	30.2%	$462	60.3%
Trust income	341	12.7	500	19.7	(159)	(31.8)
Net security gains	140	5.2	836	32.9	(696)	(83.3)
Income from investment product sales	260	9.6	23	0.9	237	1030.4
Bank owned life insurance	206	7.6	—	0.0	206	N/A
Income from insurance subsidiary	49	1.8	91	3.6	(42)	(46.2)
Other income	472	17.5	323	12.7	149	46.1
Total other income	$2,696	100.0%	$2,539	100.0%	$157	6.2%

Other Operating Expenses

Other operating expenses increased $1,867 or 20.9% to $10,796 for the six months ended June 2002 as compared to 2001.  A majority of the increase, $1,347, is due to a 31.4% increase in salaries and employee benefits expenses.  This increase is the result of programs and acquisitions that took place during the first six months of 2001 (three former Mellon branches, Guaranty Bank N.A., and Sun Investment Services).  Net occupancy expense and furniture and equipment expenses remained stable from period to period as Sun continues its focus on cost control.  Other expenses increased 17.8% or $498 due to increases in normal business expenses associated with the growth in branches.  These expenses include: FDIC insurance, PA shares tax, advertising, and telephone.

Other operating expenses increased $829 or 17.2% to $5,662 for the three months ended June 2002 as compared to 2001.  The increase is a result of the new programs and acquisitions mentioned above in the six month analysis.

Three Months Ended	June 2002		June 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$2,829	50.0%	$2,288	47.4%	$541	23.7%
Net occupancy expense	251	4.4	220	4.6	31	14.1
Furniture and equipment expenses	418	7.4	452	9.4	(34)	(7.5)
Amortization of intangibles	234	4.1	345	7.1	(111)	(32.2)
Expenses of insurance subsidiary	18	0.3	45	0.9	(27)	(60.0)
Other expenses	1,912	33.8	1,483	30.7	429	28.9
Total other expenses	$5,662	100.0%	$4,833	100.0%	$829	17.2%

Six Months Ended	June 2002		June 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$5,633	52.2%	$4,286	48.0%	$1,347	31.4%
Net occupancy expense	525	4.9	436	4.9	89	20.4
Furniture and equipment expenses	815	7.6	773	8.7	42	5.4
Amortization of intangibles	468	4.3	538	6.0	(70)	(13.0)
Expenses of insurance subsidiary	61	0.6	100	1.1	(39)	(39.0)
Other expenses	3,294	30.5	2,796	31.3	498	17.8
Total other expenses	$10,796	100.0%	$8,929	100.0%	$1,867	20.9%

Equity Securities Risk

Sun Bancorp, Inc.’s equity securities consist of marketable equities and restricted stock.  Marketable equities consist entirely of common stock, primarily of bank and bank holding companies.  Restricted stock consists almost entirely of FHLB stock.  Since FHLB stock is redeemable at par, SunBank carries it at cost and periodically evaluates the stock for impairment.  Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment.  Management currently does not believe any factors exist to suggest potential impairment.

Bank and bank holding company stocks are subject to general industry risks, including competition from non-bank entities, credit risk, interest rate risk, and other factors.  Individual stocks could suffer price decreases due to circumstances at specific banks.  In addition, Sun Bancorp, Inc.’s bank stock investments are concentrated in Pennsylvania entities, so these investments could decline in value if there were a downturn in the state’s economy.  Other marketable stocks are comprised of non-bank, exchange-traded stocks that are subject to typical equity risks.

Sun Bancorp, Inc. continually monitors its risk associated with equity securities.   Sun Bancorp, Inc.’s other marketable equities and equities of banks outside Pennsylvania were acquired as part of a prior investment strategy.  In 2000, management began a long-term program to gradually reduce the equity investments and risk exposure to a nominal amount.  Management has successfully reduced Sun Bancorp, Inc.’s marketable equity price risk exposure, as shown below.

	June 30, 2002
	Cost	Fair Value	Unrealized Losses
Banks and bank holding companies	$2,845	$2,429	$(416)
FHLB stock	11,593	11,593	—
Non-bank companies	87	69	(18)
Total	$14,525	$14,091	$(434)

	December 31, 2001
	Cost	Fair Value	Unrealized Losses
Banks and bank holding companies	$3,749	$3,102	$(647)
FHLB stock	11,114	11,114	—
Non-bank companies	87	80	(7)
Total	$14,950	$14,296	$(654)

Capital Adequacy

Sun Bancorp, Inc. and SunBank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun Bancorp, Inc.’s financial statements.  Under regulatory capital adequacy guidelines, Sun Bancorp, Inc. and SunBank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices).  All related factors are subject to qualitative judgments by the regulators.

Sun Bancorp, Inc. is currently, and has been in the past, designated a well-capitalized institution.  Shareholders’ equity increased $2,588 to $80,099 at June 30, 2002, from $77,511 at December 31, 2001.  Unrealized gains or losses, net of taxes on investment securities, are reported as accumulated other comprehensive income within shareholders’ equity.

Management is not aware of any events or regulatory restrictions that would have a material effect on Sun Bancorp, Inc.’s capital adequacy.

Sun Bancorp, Inc.’s strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Ratio
As of June 30, 2002:
Total Capital	$80,346	13.6%	8.0%
(to Risk Weighted Assets)
Tier I Capital	$70,401	12.0%	4.0%
(to Risk Weighted Assets)
Tier I Capital	$70,401	7.8%	4.0%
(to Average Assets)

As of December 31, 2001:
Total Capital	$78,730	14.9%	8.0%
(to Risk Weighted Assets)
Tier I Capital	$68,582	13.0%	4.0%
(to Risk Weighted Assets)
Tier I Capital	$68,582	7.1%	4.0%
(to Average Assets)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory and Industry Merger Activity

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Sun Bancorp, Inc. and SunBank.  It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Sun Bancorp, Inc. and SunBank.  As a consequence of the extensive regulation of commercial banking activities in the United States, Sun Bancorp, Inc.’s and SunBank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Except as specifically described above, management believes the effect of the provisions of legislation on the liquidity, capital resources, and results of operations of Sun Bancorp, Inc. will be immaterial. Future recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Sun Bancorp, Inc.’s results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth Selected Financial Data for each of the past five quarters:

	For the Three Months Ended
(dollars in thousands, except per share data)	6/30/2002	3/31/2002	12/31/2001	9/30/2001	6/30/2001

Financial Condition Data:
General
Total assets	$923,322	$922,473	$920,855	$992,475	$998,437
Loans, net	575,616	547,080	515,520	527,925	507,506
Goodwill & Core Deposit Intangible	22,305	22,539	22,773	23,439	23,993
Total deposits	571,371	576,754	573,877	648,153	647,442
Non interest bearing	58,981	57,866	57,990	71,118	61,417

Savings	79,375	75,726	70,423	79,703	78,782
NOW	143,144	145,694	146,339	157,945	146,538
Money Market	23,056	21,735	18,058	21,634	24,859
Time Deposits	266,815	275,733	281,067	317,753	335,846
Total interest bearing deposits	512,390	518,888	515,887	577,035	586,025

Core deposits*	304,556	301,021	292,810	330,400	311,596
Trust preferred securities & subordinated debt	19,655	20,444	20,444	20,444	20,444
Stockholders’ equity	80,099	76,992	77,511	76,589	72,161
Trust assets under management	147,682	136,899	136,859	147,924	147,051

Asset Quality

Non-performing assets	$4,461	$5,017	$4,853	$4,755	$5,638
Non-performing assets to total assets	0.48%	0.54%	0.53%	0.48%	0.56%
Allowance for loan losses	6,790	6,537	6,204	6,098	5,987
Allowance for loan losses to total loans	1.17%	1.18%	1.20%	1.14%	1.17%
Allowance for loan losses to non-performing loans	184.81%	172.80%	180.14%	179.88%	137.63%
Non-performing loans to total loans	0.63%	0.68%	0.66%	0.63%	0.85%

Capitalization – Bancorp

Shareholders’ equity to total assets	8.68%	8.35%	8.42%	7.72%	7.23%

*  Core deposits are defined as total deposits less time deposits

	For the Three Months Ended
Operating Data	6/30/2002	3/31/2002	12/31/2001	9/30/2001	6/30/2001
(dollars in thousands, except per share data)
Cash earnings	$2,109	$1,722	$4,360	$1,983	$1,508
Net income	1,786	1,398	3,932	1,551	1,094
Net interest income	6,733	6,036	6,375	6,605	5,581
Provision for loan losses	405	405	575	325	300
Other operating income	1,576	1,120	5,672	1,297	931
Other operating expense	5,662	5,134	5,707	5,413	4,833

Performance Statistics

Net interest margin	3.35%	3.01%	3.09%	3.13%	3.06%
Return on average assets	0.77%	0.61%	1.72%	0.61%	0.47%
Return on average equity	8.97%	7.17%	22.80%	8.20%	6.70%
Cash return on average assets	0.90%	0.75%	1.86%	0.76%	0.65%
Cash return on average equity	10.59%	8.83%	25.25%	10.49%	9.29%
Annualized net loan charge-offs to average loans	0.11%	0.05%	0.35%	0.16%	0.18%
Net charge-offs	152	72	469	214	201
Efficiency ratio	65.7	69.4	72.0	62.5	69.7

Per Share Data

Cash earnings per share	$0.30	$0.24	$0.61	$0.28	$0.22
Basic earnings per share	0.25	0.20	0.55	0.22	0.16
Diluted earnings per share	0.25	0.20	0.55	0.22	0.16
Dividend declared per share	0.165	0.150	0.150	0.150	0.150
Book value	11.20	10.79	10.85	10.71	10.09
Common stock price:
High	24.49	18.05	17.50	17.50	16.50
Low	17.65	16.28	15.50	14.65	14.85
Close	24.49	17.70	17.11	17.50	15.30
Weighted average common shares:
Basic	7,141	7,143	7,148	7,151	6,828
Fully Diluted	7,164	7,164	7,162	7,162	6,842
End-of-period common shares:
Issued	7,266	7,237	7,236	7,235	7,234
Treasury	111	99	93	84	83

*  The cash earnings calculations is net income reduced for depreciation and amortization net of taxes (34%).

PART II

Items 1, 2, 3, and 4 – Omitted pursuant to instructions to Part II

Item 5 – Other information

On July 25, 2002, the Board of Directors approved a quarterly dividend payment of $0.165 per share for shareholders of record August 30, 2001, payable on September 13, 2002.

Item 6 – Exhibits and Reports on Form 8-K

a.  No reports on Form 8-K were filed for the quarter ended June 30, 2002.

b.  Exhibits

3(i)

The Articles of Incorporation of the Corporation are incorporated herein by reference to Exhibit 3 to the Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998 (Commission File Number 0-14745).

3(ii)	The By-Laws, as amended and restated, dated July 10, 1990.

10

Employment agreement between Robert J. McCormack and SUN BANCORP, INC. and SunBank dated March 1, 2002 incorporated herein by reference to Exhibit 3 to the Corporation’s 10-K filed with the Securities and Exchange Commission on March 22, 2002 (Commission File Number 0-14745).

99.1	Certification of principal executive officer or principal financial officer pursuant to 18U.S.C. Section 1350.

99.2	Certification of principal executive officer or principal financial officer pursuant to 18U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.

Date	08/14/2002	/s/ Robert J. McCormack.
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Chief Financial Officer
(Principal Financial Officer)

Sun Bancorp, Inc.
PO Box 57
Selinsgrove, PA 17870
(570) 374-1131