Form 10-Q
period 2002-09-30
SUN BANCORP INC
filed 2002-11-14
CIK 713975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes   ☐      No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,164,580
Class	Outstanding Shares At November 1, 2002

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Cash and due from banks	$23,794	$24,125
Interest-bearing deposits in banks	36,673	20,858
Total cash and cash equivalents	60,467	44,983

Investment securities	228,802	305,612
Loans, net of allowance for loan and lease losses of $7,178 in 2002 and $6,204 in 2001	579,233	515,520
Bank premises and equipment, net	14,723	14,462
Goodwill and core deposit intangibles	22,071	22,773
Accrued interest	4,020	5,063
Bank owned life insurance	15,473	—
Other assets	23,801	12,442
Total assets	$948,590	$920,855

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$60,402	$57,990
Interest-bearing	541,441	515,887
Total deposits	601,843	573,877

Short-term borrowings	23,338	22,138
Other borrowed funds	220,000	222,000
Subordinated debentures	19,655	20,444
Accrued interest and other liabilities	2,350	4,885
Total liabilities	867,186	843,344

Shareholders’ equity
Common stock, no par value per share; Authorized 20,000,000 shares: issued 7,276,276 shares in 2002 and 7,236,251 shares in 2001	84,173	83,565
Retained earnings (deficit)	(5,668)	(6,961)
Accumulated other comprehensive income	4,374	2,069
Less: Treasury stock, at cost, 111,217 shares in 2002 and 93,417 shares in 2001	(1,475)	(1,162)
Total shareholders’ equity	81,404	77,511
Total liabilities and shareholders’ equity	$948,590	$920,855

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except for Per Share Data)	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$10,364	$10,545	$30,262	$28,447
Income from investment securities:
Taxable	2,907	4,521	9,955	13,045
Tax exempt	250	307	768	823
Dividends	112	411	358	1,211
Interest on deposits in banks	94	414	269	1,087
Total interest and dividend income	13,727	16,198	41,612	44,613

Interest expense:
Interest on deposits	3,605	5,778	11,289	16,238
Interest on short-term borrowings	93	121	236	353
Interest on other borrowed funds	3,181	3,223	9,514	9,564
Interest on subordinated debentures	472	471	1,428	1,098

Total interest expense	7,351	9,593	22,467	27,253

Net interest income	6,376	6,605	19,145	17,360

Provision for loan and lease losses	450	325	1,260	925

Net interest income, after provision For loan and lease losses	$5,926	$6,280	$17,885	$16,435

Other operating income:
Service charges on deposit accounts	$880	$551	$2,108	$1,317
Trust income	222	226	563	726
Net security gains	3	62	143	898
Income from investment product sales	90	132	350	155
Bank owned life insurance	187	—	393	—
Income from insurance subsidiary	14	65	63	156
Other income	234	261	706	584
Total other operating income	1,630	1,297	4,326	3,836

Other operating expense:
Salaries and employee benefits	2,991	2,738	8,624	7,024
Net occupancy expenses	282	268	807	704
Furniture and equipment expenses	451	416	1,266	1,189
Amortization of intangibles	235	515	703	1,053
Expenses of insurance subsidiary	22	59	83	159
Other expenses	1,905	1,417	5,199	4,213
Total other operating expenses	5,886	5,413	16,682	14,342

Income before income tax provision	1,670	2,164	5,529	5,929
Income tax provision	130	613	805	1,511
Net income	$1,540	$1,551	$4,724	$4,418

PER SHARE DATA

Net income per share – Basic	$0.21	$0.22	$0.66	$0.64

Weighted average number of shares outstanding – Basic	7,164,910	7,151.474	7,149,568	6,873,596

Net income per share – Diluted	$0.21	$0.22	$0.66	$0.64

Weighted average number of shares outstanding – Diluted	7,247,982	7,161,758	7,188,113	6,876,076

Dividends paid	$0.165	$0.15	$0.495	$0.45

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In Thousands)	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,724	$4,418
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	1,260	925
Provision for depreciation	769	721
Amortization of intangibles	702	1,053
Amortization and accretion of securities, net	807	259
Net security gains	(143)	(898)
Increase in accrued interest and other assets	(11,156)	(7,227)
Gain on sale of bank premises and equipment	(6)	(71)
Decrease in accrued interest and other liabilities	(2,535)	(957)
Net cash used in operating activities	(5,578)	(1,777)

Cash flows from investing activities:
Proceeds from sales of investment securities	1,081	42,584
Proceeds from maturities of investment securities	89,867	68,896
Purchase of bank owned life insurance	(15,473)	—
Cash acquired from branch acquisitions	—	64,863
Cash acquired from Guaranty Bank acquisition, net of $2,544 cash paid	—	27,988
Purchases of investment securities	(11,309)	(135,463)
Net increase in loans	(65,321)	(49,809)
Purchases of investments in limited partnerships	—	(1,171)
Proceeds from sales of bank premises and equipment	6	222
Capital expenditures	(1,030)	(1,044)
Net cash (used in) provided by investing activities	(2,179)	17,066

Cash flows from financing activities:`
Net increase in deposits	27,966	11,212
Net increase in short-term borrowings	1,200	3,153
Repayment of other borrowed funds	(2,000)	—
Proceeds from issuance of subordinated debentures	—	16,500
Repayment of subordinated debt	(789)	—
Cash dividends paid	(3,431)	(3,063)
Proceeds from sale of stock for employee benefits program	608	111
Purchase of treasury stock	(313)	(1,071)
Net cash provided by financing activities	23,241	26,842

Net increase (decrease) in cash and cash equivalents	15,484	42,131
Cash and cash equivalents at beginning of period	44,983	15,277
Cash and cash equivalents at end of period	$60,467	$57,408

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$23,415	$26,163

Income taxes	$1,950	$1,850

Loans with an estimated value of  $348,000 and $573,000 were reclassified to foreclosed assets held for sale during the nine-month periods ended September 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Forward Looking Statements (FLSs)

This report contains FLSs that reflect Sun Bancorp, Inc’s (Sun) current views regarding future events and financial performance for Sun and its subsidiaries.  FLSs may generally, but not always, be identified by words such as “estimate,” “believe,” “forecast” and other indications of future events and trends.  FLSs are subject to considerable uncertainties and risks, including factors beyond Sun’s control that could cause actual results to differ materially from historical or anticipated results.  Such factors include, but are not limited to (1) customer and deposit attrition or revenue loss following announced mergers may be greater than expected; (2) financial industry competition may increase significantly; (3) changing economic, interest rate, and regulatory environments; (4) announced mergers do not consummate as anticipated; (5) other factors that may not be identifiable at this time.  Further, Sun’s historical performance does not guarantee and may not indicate future results.

The list of important factors is not complete or exclusive.   Additional information regarding factors that may cause actual results to differ materially from those considered by the FLSs is included in Sun’s current and subsequent filings with the Securities and Exchange Commission (SEC).  Sun does not update any FLS that may be made from time to time by or on behalf of Sun.

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc., the parent company, and its wholly-owned subsidiaries:  SunBank, SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 and 19 of the 2001 Annual Report to Shareholders.

Note 2 – Net Income Per Share

Net income per share is computed based on the weighted average number of shares of stock outstanding for each period presented.  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of two amounts, basic and diluted net income per share.  Basic earnings per share calculates net income divided by the average number of shares outstanding for the period.  Diluted earnings per share calculates net income divided by the sum of the average number of shares outstanding and the effect that, if all were exercised, the granted stock options would have on the number of shares outstanding for the period.

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,
	Income Numerator	Common Shares Denominator	Net Income Per Share
2002
Net income per share – Basic	$1,540,000	7,164,910	$0.21
Dilutive effect of stock options		83,072
Net income per share – Diluted	$1,540,000	7,247,982	$0.21

2001
Net income per share – Basic	$1,551,000	7,151,474	$0.22
Dilutive effect of stock options		10,284
Net income per share – Diluted	$1,551,000	7,161,758	$0.22

	For the Nine Months Ended September 30,
	Income Numerator	Common Shares Denominator	Net Income Per Share
2002
Net income per share – Basic	$4,724,000	7,149,568	$0.66
Dilutive effect of stock options		38,545
Net income per share – Diluted	$4,724,000	7,188,113	$0.66

2001
Net income per share – Basic	$4,418,000	6,873,596	$0.64
Dilutive effect of stock options		2,480
Net income per share – Diluted	$4,418,000	6,876,076	$0.64

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2002	2001	2002	2001

Net income	$1,540	$1,551	$4,724	$4,418

Other comprehensive income:
Unrealized holding gains on available for sale securities:
Gains arising during the period	1,170	6,068	3,635	9,184
Reclassification adjustment – realized gains included in net income	(3)	(62)	(143)	(898)

Other comprehensive income before income taxes	1,167	6,006	3,492	8,286
Income tax expense related to Other comprehensive income	(397)	(2,042)	(1,187)	(2,817)

Other comprehensive income	770	3,964	2,305	5,469

Comprehensive income	$2,310	$5,515	$7,029	$9,887

Note 4 – Investment Securities

The amortized cost and fair value of investment securities at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$179,953	$5,965	$(161)	$185,757
Obligations of states and political subdivisions	20,173	1,110	(25)	21,258
Other corporate	7,246	555	(202)	7,599
Total debt securities	$207,372	$7,630	(388)	$214,614

Equity securities:
Marketable equity securities	$3,208	$65	$(678)	$2,595
Restricted equity securities	11,593	—	—	11,593
Total equity securities	14,801	65	(678)	14,188

Total	$222,173	$7,695	$(1,066)	$228,802

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$258,234	$3,982	$(557)	$261,659
Obligations of states and political subdivisions	22,054	312	(161)	22,205
Other corporate	7,239	253	(40)	7,452
Total debt securities	287,527	4,547	(758)	291,316

Equity securities:
Marketable equity securities	3,836	13	(667)	3,182
Restricted equity securities	11,114	—	—	11,114
Total equity securities	14,950	13	(667)	14,296

Total	$302,477	$4,560	$(1,425)	$305,612

Note 5 – Loans

The balances for principal loan categories are as follows:

	September 30, 2002	December 31, 2001

Real estate – Mortgage	$220,657	$261,310
Real estate – Construction	14,364	6,912
Agricultural	152	503
Commercial and industrial	237,182	151,181
Lease – Auto	27,141	8,489
Lease – Equipment	4,689	2,287
Individual	89,112	92,649
Other	729	1,619
Total	$594,026	$524,950

Less:
Unearned income & deferred loan fees	(7,533)	(3,089)
Unamortized net discount on purchased loans	(82)	(137)
ALLL	(7,178)	(6,204)
Net Loans	$579,233	$515,520

Note 6 – Change in Accounting

Effective January 1, 2002, Sun Bancorp, Inc. adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  As of January 1, 2002, Sun Bancorp, Inc. had $14,018 in unamortized goodwill from previous acquisitions.  SFAS 142 requires a transitional impairment test be performed.  The initial valuation of Sun Bancorp, Inc.’s goodwill pursuant to this pronouncement resulted in no write-downs for impairment.  Additionally, SFAS 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement.  Following is the pro forma effect of adoption of SFAS 142 on the three and nine-month periods ended September 30, 2002 and 2001:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In Thousands, Except for Per Share Data)	2002	2001	2002	2001

Net income:
Reported net income	$1,540	$1,551	$4,724	$4,418
Add back: goodwill amortization	—	276	—	680
Adjusted net income	$1,540	$1,827	$4,724	$5,098

Basic earnings per share:
Reported net income	$0.21	$0.22	$0.66	$0.64
Add back: goodwill amortization, net of tax	—	$.03	$0.21	$.10
Adjusted net income	$0.21	$0.25	$0.66	$0.74

Diluted earnings per share:
Reported net income	$0.21	$0.22	$0.66	$0.64
Add back: goodwill amortization, net of tax	—	$.03	$0.21	$.10
Adjusted net income	$0.21	$0.25	$0.66	$0.74

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

Results of Operations – Three Months Ended September 30, 2002 and 2001

Sun Bancorp, Inc.’s earnings of $1,540,000 ($0.21 per share basic and diluted) for the three months ended September 30, 2002 were $11,000 ($0.01 per share basic and diluted) lower than the three months ended 2001.

Comparative information for the nine months ended September 30, 2002 and 2001 is impacted by the acquisition of Guaranty Bank (six branches) and three Mellon branches during the first nine months of 2001. In addition in December of 2001 two branches were sold.

Net interest income decreased 3.5% to $6,376 for the three months ended September 30, 2002 as compared to $6,605 for the same period of 2001.  Total interest and dividend income decreased $2,471 to $13,727 for the three months ended September 30, 2002.  The decrease is due to higher-rate loans prepaying and being replaced by predominately lower rate variable loans.  In addition, higher coupon bonds have been prepaying and SunBank has accumulated the cash as investment alternatives were analyzed.  Interest and fees on loans decreased to $10,364 for the three months ended September 30, 2002 as compared to $10,545 for the three months ended September 30, 2001.  Interest on deposits in banks has decreased 77.3% or $320 to $94 for the three months ended September 30, 2002 as management funds loan growth by using cash on deposit in banks and cash flow from the investment portfolio.  Total interest expense decreased 23.4% or $2,242 to $7,351 for the three months ended September 30, 2002, as compared to 2001.  The decrease is the result of management’s focus on growing low-cost core deposits (non-time deposits) and the rate reductions by the Federal Reserve during the past year.  Interest on deposits decreased 37.6%, or $2,173 as a result of the interest rate decreases when comparing the three months ended September 30, 2002 to 2001.

The provision for loan and lease losses increased 38.5% to $450 for the three months ended September 30, 2002.  The increase is the result of continued growth in the loan portfolio of $52,388 since September 30, 2001 and $64,687 since December 31, 2001 and the inherent risks associated with any loan.

Total other operating income increased for the three months ending September 30, 2002 by $333, or 25.7%, when compared to the same period of 2001.  Service charges on deposit accounts increased 59.7% to $880 for the three months ended September 30, 2002.  A majority of the increase is the result of the implementation of a new overdraft honor program.  Income from the sale of investment products decreased by $42, or 31.8% for the three months ended September 30, 2002 as compared to the same period in 2001.  In March of 2002, management made an investment in Bank Owned Life Insurance to offset future increases in employee benefit costs.  The income generated from this investment was $187 for the three months ended September 30, 2002.  Other income decreased by $27, or 10.3%, for the three months ended September 30, 2002 as compared to $261 for the three months ended September 30, 2001.

Other operating expenses increased 8.7% to $5,886 for the three months ended September 30, 2002, as compared to $5,413 for the same period of 2001.  The principal reason for the $473 increase in other operating expenses when comparing the quarters ended September 30, 2002 and 2001 is expansion of the branch network.  During the first six months of 2001, Sun Bancorp, Inc., acquired three Mellon branches and Guaranty bank, N.A., which consisted of six branches.  Salaries and employee benefits increased 9.2% to $2,991 for the three months ended September 30, 2002, as management continues to attract new employees to expand SunBank’s market area coverage.  In addition, SunBank has undergone a bank-wide training program related to new systems implementations.  This training has resulted in high levels of overtime pay.  Net occupancy and furniture and equipment expenses increased 5.2% and 8.4%, respectively, as compared to the three months ended September 30, 2001.  Other expenses increased $488 to $1,905 for the three months ended September 30, 2002.  This is the result of increased normal business activities (including the Pennsylvania Shares Tax and FDIC assessment) and the costs associated with SunBank outsourcing its daily processing.  The associated cost savings to this outsourcing will begin to appear during the fourth quarter as parallel systems are phased out.

Results of Operations – Nine Months Ended September 30, 2002 and 2001

Sun Bancorp, Inc.’s earnings of $4,724 ($0.64 per share basic and diluted) for the nine months ended September 30, 2002 were $306,000 ($0.02 per share basic and diluted) higher than the nine months ended 2001.

Comparative information for the nine months ended September 30, 2002 and 2001 is impacted by the acquisition of Guaranty Bank (six branches) and three Mellon branches during the first nine months of 2001. In addition in December of 2001 two branches were sold.

The earnings resulted in annualized return on average assets for the nine months ended September 30, 2002 of 0.70% as compared to 0.66% for the nine months ended September 30, 2001.  Annualized return on average equity for the nine months ended September 30, 2002 was 8.17% as compared to 8.72% for the nine months ended September 30, 2001.

Net interest income increased to $19,145 for the nine months ended September 30, 2002, as compared to $17,360 for the same period of 2001.  Total interest and dividend income decreased $3,001 or 6.7% to $41,612 for the nine months ended September 30, 2002, as compared to 2001.  The decrease in interest income is primarily the result of SunBank decreasing the investment portfolio by $76,810 since December 31, 2001. This decrease is the result of higher coupon bonds prepaying and management’s use of the cash flow to fund loan growth.  Accordingly, since December 31, 2001, net loans have increased $63,713 with the funding for the loan growth coming from runoff in the investment portfolio.  This increase in net loan balances resulted in interest and fees on loans increasing $1,815 or 6.4% to $30,262 for the nine months ended September 30, 2002.  Total interest expense decreased $4,786, or 17.6%, for the nine months ended September 30, 2002, as compared to 2001.  The decrease is the result of interest on deposits decreasing $4,949, or 30.5%, to $11,289 for the nine-months ended September 30, 2002.  The significant decrease is the result of SunBank focusing on core deposit growth (non-time deposits) coupled with the Federal Reserve rate cuts over the past year.  The provision for loan and lease losses increased 36.2% to $1,260 for the nine months ended September 30, 2002.  The increase is the result of Sun’s continued growth of the loan portfolio.

Excluding security gains, total other operating income increased $1,245, for the nine months ended September 30, 2002, compared to the same period of 2001.  Service charges on deposit accounts increased 60.1% to $2,108 for the nine months ended September 30, 2002.  The increase is primarily the result of the implementation of a new overdraft honor program and increased emphasis on generating fee income.  Trust income decreased $163, or 22.5%, to $563 for the nine months ended September 30, 2002.  This decrease is partially attributable to the decline in the stock market as account fees are related to the market value of each account.  Other income has increased $122, or 20.9%, to $706 for the nine months ended September 30, 2002 as leasing fees have increased $69 for the nine-month period ended September 30, 2002, as compared to the same period in 2001.

Other operating expenses increased to $16,682 for the nine months ended September 30, 2002, compared to $14,342 in the same period of 2001.  The main reason for Sun’s $2,340 increase in other operating expenses for the nine months ended September 30, 2002, as compared to September 30, 2001, is expansion as SunBank added nine branches during 2001.  Salaries and employee benefits increased 22.8% to $1,600 for the nine months ended September 30, 2002, as SunBank continues to attract new employees to expand SunBank’s market area coverage.  Net occupancy and furniture and equipment expenses increased 9.5% to $2,073.  The increase is primarily due to internal growth and acquisitions.  Amortization of intangibles decreased $350, or 33.2% to $703 for the nine months ended September 30, 2002.  Effective January 1, 2002 Sun Bancorp, Inc. was no longer required to amortize the goodwill associated with prior bank acquisitions (see Note 6).  Other expenses increased $986, or 23.4%, to $5,199 due to increases in normal business expenses  (PA Shares tax, telephone, and FDIC insurance) associated with the acquisition of Guaranty Bank, N.A. and three Mellon branches during 2001.  In addition, SunBank is now outsourcing its data processing.

The cost reduction of the outsourcing will not be realized until the end of the fourth quarter of 2002 and continuing into the middle of the first quarter of 2003 as SunBank runs duplicate systems until the entire project is completed.

Balance Sheet – September 30, 2002 and December 31, 2001

Total assets were $948,950 at September 30, 2002, an increase of $27,735 from $920,855 at December 31, 2001.  Cash and cash equivalents increased $15,484, or 34.4% from $44,983 at December 31, 2001.  Management’s efforts to shift funds from the investment portfolio to the higher-yielding loan portfolio is evidenced by a decrease in the investment portfolio of $76,810, or 25.1%, when comparing September 30, 2002 to December 31, 2001 with a corresponding increase of $63,713, or 12.4%, in the net loan portfolio during the same period.  The growth in the loan portfolio has occurred primarily in the commercial/industrial category.  Bank-owned life insurance of $15,473 was added to the balance sheet in March 2002 as a vehicle to offset the future increases in employee benefit costs.

Total liabilities increased $23,842 to $867,168 at September 30, 2002.  Total deposits increased $27,966 to $601,843 as core deposits (non-time deposits) increased 9.2% and time deposits remained steady.  Of the increase, $11,467 and $9,165 was from money market and savings growth, respectively.  Since December 31, 2001, non-interest-bearing deposits have increased $2,412 or 4.2%.

Sun Bancorp, Inc.’s total shareholders’ equity increased $3,893 from December 31, 2001 to September 30, 2002.  The increase is the result of several factors.  First, Sun Bancorp, Inc.’s accumulated other comprehensive income (66% of the change in the market value of Sun Bancorp, Inc.’s investment portfolio) increased 111.4%, or $2,305, to $4,374 from $2,069 at December 31, 2001 because of changes in the market value of Sun Bancorp, Inc.’s investment securities.  Second, net income of $4,724 augmented shareholders’ equity.  These increases were offset by an increase in treasury stock of $313 as Sun Bancorp, Inc. purchased 17,800 shares of treasury stock at an average cost of $17.61 per share over the first nine months of 2002.  Sun Bancorp, Inc. also paid $3,431 in dividends to shareholders during the nine months ended September 30, 2002.

Allowance for Loan and Lease Losses

SunBank’s allowance for loan and lease losses is increased through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income.  Loan losses are charged against the allowance for loan and lease losses in the period in which they are determined to be uncollectible.  Recoveries of previously charged off loans are credited to the allowance as they are received.  Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio.  Management believes the allowance for loan and lease losses is adequate at September 30, 2002.

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

Management determines its allowance for loan and lease losses based on criteria and analysis developed to evaluate credit risk within each loan category.  Each loan category’s unique risk characteristics guide management’s analysis and determination of an adequate specific reserve for that category.  For real estate loans, management considers factors that include historical loss rates, past due levels, collateral values, and anticipated economic conditions.  For commercial and industrial loans, management evaluates several factors including historical loss experience, current loan grades, expected future cash flows, individual loan reviews, internal and external analysis, and anticipated economic conditions.  For individual (consumer) loans, management evaluates factors such as historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions.

SunBank’s allowance for loan and lease losses components is based on loss rates by loan grade, economic trends, and other risk factors.  Management determines estimated loss rates by loan grade based on current loan grade, remaining term, loan type, periodic quantification of actual losses over a period of time, and other factors.  Management believes its methodology reasonably measures the credit risk not captured in specific allocations and provides for an adequate aggregate allowance for loan and lease losses.

As management continues to closely monitor the allowance for loan and lease losses, the provision for these losses was increased to $1,260 for the first nine months of 2002, as compared to $925 for the same period of 2001.  This increase was due to loan growth of $64,687, since December 31, 2001 and the risks associated with any loan.  The 36.2% increase, coupled with increased recoveries, resulted in an allowance for loan and lease losses of 1.22% of total loans at September 30, 2002.

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

Deposits

Sun Bancorp, Inc.’s total deposits decreased $27,966 or 4.9%, to $601,843 at September 30, 2002, as compared to $573,877 at December 31, 2001.  This decrease is the result of Sun focusing on growing low cost core deposits (all deposits excluding time deposits).  This focus has resulted in core deposits increasing 9.2% or $27,080, to $319,890 at September 30, 2002, as compared to $292,810 at December 31, 2001.  A majority of the growth is the result of NOW accounts increasing $11,467 or 7.8% and savings deposits increasing $9,165 or 13.0% since December 31, 2001.  Over the same time frame, demand deposit accounts have grown $2,412, or 4.2%, to $60,402 at September 30, 2002, as Sun continues focusing on attracting non-interest bearing deposit accounts.

	September 30, 2002		December 31, 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Demand deposits	$60,402	10.0%	$57,990	10.1%	$2,412	4.2%
NOW accounts	157,806	26.2%	146,339	25.5%	11,467	7.8%
Insured MMDA	22,094	3.7%	18,058	3.1%	4,036	22.4%
Savings deposits	79,588	13.2%	70,423	12.3%	9,165	13.0%
Time deposits	281,953	46.9%	281,067	49.0%	886	0.3%
Total deposits	601,843	100.00%	$573,877	100.0%	27,966	4.9%

Core deposits*	319,890	53.2%	$292,810	51.0%	$27,880	9.2%

* Core deposits are defined as total deposits less time deposits

Other Funding:

Sun continued using borrowed funds to supplement deposits during 2001 and 2002.  At September 30,  2002,  Sun had $220,000 in variable Federal Home Loan Bank (FHLB) borrowings, which represented a decrease of $2,000 in total FHLB borrowings from December 31, 2001.  These variable rate advances have maturities between 2008 and 2010.

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

NIM increased by 3 basis points to 3.16% for the nine months ending September 30, 2002, as compared to 3.13% for the same period of 2001.  This increase resulted principally due to acquiring low-costing deposits through the acquisition of Guaranty Bank, N.A. and several Mellon Bank branches during 2001.  These deposits, coupled with management’s decision to shift funds from the investment portfolio to the higher-yielding loan portfolio and the decline in interest rates during the last 12 months, resulted in the higher NIM during 2002.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	Nine Months Ended	September 30, 2002			September 30, 2001
	(Dollars in thousands)	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
	ASSETS
	Interest-earning assets:
	Interest-bearing deposits	$16,520	$269	2.18%	$34,749	1,087	4.18%
	Loans (net of unearned income)	563,050	30,673	7.28%	467,764	29,902	8.55%
Investments:	Taxable	242,838	10,313	5.66%	295,823	14,257	6.43%
	Tax-exempt	21,102	1,163	7.35%	22,470	1,248	7.41%
	Total interest-earning assets	843,510	42,418	6.72%	820,807	46,494	7.57%

	Noninterest-earning assets:
	Cash and due from banks	19,229			14,721
	Bank premises & equipment	14,472			13,006
	Accrued interest and other assets	57,375			68,613
	Less: Allowance for loan losses	(6,714)			(5,645)
	Unamortized loan fees	102			210
	Total assets	$927,974			$911,712

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	Interest-bearing liabilities:
	NOW Accounts	150,513	1,501	1.33%	142,169	2,496	2.35%
	Insured Money Market Accounts	21,649	307	1.90%	22,283	460	2.76%
	Savings deposits	76,960	945	1.64%	69,585	961	1.85%
	Time deposits	275,004	8,536	4.15%	260,663	12,321	6.32%
	Short-term borrowings	21,956	236	1.44%	15,465	353	3.05%
	Subordinated debentures	20,112	1,428	9.47%	14,898	1,098	9.83%
	Other borrowed funds	221,136	9,514	5.75%	222,000	9,564	5.76%
	Total interest-bearing liabilities	787,330	22,467	3.82%	747,064	27,253	4.88%

	Noninterest-bearing liabilities and shareholders’ equity:
	Demand deposits	57,266			53,494
	Accrued interest and other liabilities	3,682			43,391
	Shareholders’ equity	79,696			67,762
	Total liabilities and shareholders’ equity	$927,974			$911,712

	Interest rate spread			2.90%			2.69%
	Net interest income/margin		$19,951	3.16%		$19,241	3.13%

* Average loan balances include non-accrual loans and interest income includes fees on loans

* Yields on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate

Other Operating Income

Other operating income, excluding security gains, increased $1,245 or 42.4% to $4,183 for the nine months ended September 30, 2002 as compared to 2001.  Increased service charges on deposits accounted for $791 of the increase.  The increase in service charges was primarily the result of a newly implemented program involving overdraft protection.  In addition, the first nine months of 2002 included the full impact of Sun purchasing three former Mellon branches and Guaranty Bank; in December 2001 two branches were sold, N.A. (6 branches) during the first nine months of 2001.  The sale of investment products contributed an additional $195 of the increase.  This program was initiated during the second quarter of 2001.  An investment in bank owned life insurance was made during 2002 to fund future increases in employee benefit expenses, which accounted for $393 of the increase from the nine months ended September 30, 2001.  Offsetting the increase was a decrease of $163 in trust fees from $726 for the nine months ended September 30, 2001.

Nine Months Ended	September 30, 2002		September 30, 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charge on deposit accounts	$2,108	48.7%	$1,317	34.3%	$791	60.1%
Trust income	563	13.0%	726	18.9%	(163)	(22.5)%
Net security gains	143	3.3%	898	23.4%	(755)	(84.1)%
Income from investment product sales	350	8.1%	155	4.0%	195	125.8%
Bank owned life insurance	393	9.1%	—	0.0%	393	100.0%
Income from insurance subsidiary	63	1.5%	156	4.1%	(93)	(59.6)%
Other income	706	16.3%	584	15.3%	122	20.9%
Total other income	$4,326	100.0%	$3,836	100.0%	$490	12.8%

Excluding security gains, other operating income increased $392 or 31.7% to $1,627 for the three months ended September 30, 2002 as compared to 2001.  The significant increase is a result of the new overdraft program.

Three Months Ended	September 30, 2002		September 30, 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charge on deposit accounts	$880	54.0%	$551	42.5%	$329	59.7%
Trust income	222	13.6%	226	17.4%	(4)	(1.8)%
Net security gains	3	0.2%	62	4.8%	(59)	(95.2)%
Income from investment product sales	90	5.5%	132	10.2%	(42)	(31.8)%
Bank owned life insurance	187	11.5%	—	0.0%	187	100.0%
Income from insurance subsidiary	14	0.9%	65	5.0%	(51)	(78.5)%
Other income	234	14.3%	261	20.1%	(27)	(10.3)%
Total other income	$1,630	100.0%	$1,297	100.0%	$333	25.7%

Other Operating Expenses

Other operating expenses increased $2,340 or 16.3% to $16,682 for the nine months ended September 30, 2002 as compared to 2001.  A majority of the increase, $1,600, is due to a 22.8% increase in salaries and employee benefits expenses.  This increase is the result of programs and acquisitions that took place during the first nine months of 2001 (three former Mellon branches, Guaranty Bank N.A., in addition to the sale of 2 branches in December 2001).  Net occupancy expense and furniture and equipment expenses remained stable from period to period as Sun continues its focus on cost control.  Other expenses increased 23.4% or $986 due to increases in normal business expenses associated with the growth in branches.  These expenses include: FDIC insurance, PA shares tax, advertising, and telephone.

Nine Months Ended	September 30, 2002		September 30, 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$8,624	51.7%	$7,024	49.0%	$1,600	22.8%
Net occupancy expense	807	4.8%	704	4.9%	103	14.6%
Furniture and equipment expenses	1,266	7.6%	1,189	8.3%	77	6.5%
Amortization of intangibles	703	4.2%	1,053	7.3%	(350)	(33.2)%
Expenses of insurance subsidiary	83.5%		159	1.1%	(76)	(47.8)%
Other expenses	5,199	31.2%	4,213	29.4%	986	23.4%
Total other expenses	$16,682	100.0%	$14,342	100.0%	$2,340	16.3%

Other operating expenses increased $473 or 8.7% to $5,886 for the three months ended September 30, 2002 as compared to 2001.  The increase is a result of the new programs and acquisitions mentioned above in the nine-month analysis.

Three Months Ended	September 30, 2002		September 30, 2001		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$2,991	50.8%	$2,738	50.6%	$253	9.2%
Net occupancy expense	282	4.8%	268	4.9%	14	5.2%
Furniture and equipment expenses	451	7.6%	416	7.7%	35	8.4%
Amortization of intangibles	235	4.0%	515	9.5%	(280)	54.4%
Expenses of insurance subsidiary	22	0.4%	59	1.1%	(37)	62.7%
Other expenses	1,905	32.4%	1,417	26.2%	488	34.4%
Total other expenses	$5,886	100.0%	$5,413	100.0%	$473	8.7%

Equity Securities Risk

Sun Bancorp, Inc.’s equity securities consist of marketable equities and restricted stock.  Marketable equities consist entirely of common stock, primarily of bank and bank and financial holding companies.  Restricted stock consists almost entirely of Federal Home Loan Bank stock.  Because FHLB stock is redeemable at par, SunBank carries it at cost and periodically evaluates the stock for impairment.  Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment.  Management currently does not believe any factors exist to suggest potential impairment.

Bank and bank and financial holding company stocks are subject to general industry risks, including competition from non-bank entities, credit risk, interest rate risk, and other factors.  Individual stocks could suffer price decreases due to circumstances at specific banks.  In addition, Sun Bancorp, Inc.’s bank stock investments are concentrated in Pennsylvania entities, so these investments could decline in value if there were a downturn in the state’s economy.  Other marketable stocks are comprised of non-bank, exchange-traded stocks that are subject to typical equity risks.

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

	September 30, 2002
	Cost	Fair Value	Unrealized Losses
Banks and bank and financial holding companies	$3,121	$2,534	$(587)
FHLB stock	11,593	11,593	—
Non-bank companies	87	61	(26)
Total	$14,801	$14,188	$(613)

	December 31, 2001
	Cost	Fair Value	Unrealized Losses
Banks and bank and financial holding companies	$3,749	$3,102	$(647)
FHLB stock	11,114	11,114	—
Non-bank companies	87	80	(7)
Total	$14,950	$14,296	$(654)

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

Sun Bancorp, Inc. is currently, and has been in the past, designated a well-capitalized institution.  Shareholders’ equity increased $3,893 to $81,404 at September 30, 2002, from $77,511 at December 31, 2001.  Unrealized gains or losses, net of taxes on investment securities, are reported as accumulated other comprehensive income within shareholders’ equity.

Management is not aware of any events or regulatory restrictions that would have a material effect on Sun Bancorp, Inc.’s capital adequacy.

Sun Bancorp, Inc.’s strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes	For Well Capitalized Purposes
	Amount	Ratio	Ratio	Ratio
As of September 30, 2002:
Total Capital (to Risk Weighted Assets)	$81,383	13.4%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	$71,050	11.7%	4.0%	6.0%
Tier I Capital (to Average Assets)	$71,050	7.8%	4.0%	5.0%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$78,730	14.9%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	$68,582	13.0%	4.0%	6.0%
Tier I Capital (to Average Assets)	$68,582	7.1%	4.0%	6.0%

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

The following tables set forth Selected Financial Data for each of the past five quarters:

Quarter Ended

(dollars in thousands, except per share data)	9/30/2002	6/30/2002	3/31/2002	12/31/2001	9/30/2001

Financial Condition Data:
General
Total assets	$948,590	$923,322	$922,473	$920,855	$992,475
Loans, net	579,233	575,616	547,080	515,520	527,925
Goodwill & Core Deposit Intangible	22,071	22,305	22,539	22,773	23,439
Total deposits	601,843	571,371	576,754	573,877	648,153
Non interest bearing	60,402	58,981	57,866	57,990	71,118

Savings	79,588	79,375	75,726	70,423	79,703
NOW	157,806	143,144	145,694	146,339	157,945
Money Market	22,094	23,056	21,735	18,058	21,634
Time Deposits	281,953	266,815	275,733	281,067	317,753
Total interest bearing deposits	541,441	512,390	518,888	515,887	577,035

Core deposits*	319,890	304,556	301,021	292,810	330,400
Trust preferred securities & subordinated debt	19,655	19,655	20,444	20,444	20,444
Stocholders’ equity	81,404	80,099	76,992	77,511	76,589
Trust assets under management	152,434	147,682	136,899	136,859	147,924

Asset Quality

Non-performing assets	$4,852	$4,461	$5,017	$4,853	$4,755
Non-performing assets to total assets	0.51%	0.48%	0.54%	0.53%	0.48%
Allowance for loan losses	7,178	6,790	6,537	6,204	6,098
Allowance for loan losses to total loans	1.22%	1.17%	1.18%	1.20%	1.14%
Allowance for loan losses to non-performing loans	170.70%	184.81%	172.80%	180.14%	179.88%
Non-performing loans to total loans	0.72%	0.63%	0.68%	0.66%	0.63%

Capitalization – Bancorp

Shareholders’ equity to total assets	8.58%	8.68%	8.35%	8.42%	7.72%

Operating Data

Cash earnings	$1,864	$2,109	$1,722	$4,360	$1,983
Net income/(loss)	1,540	1,786	1,398	3,932	1,551
Net interest income	6,376	6,733	6,036	6,375	6,605
Provision for loan losses	450	405	405	575	325
Other operating income	1,630	1,576	1,120	5,672	1,297
Other operating expense	5,886	5,662	5,134	5,707	5,413

Performance Statistics

Net interest margin	3.12%	3.35%	3.01%	3.09%	3.13%
Return on average assets	0.66%	0.77%	0.61%	1.72%	0.61%
Return on average equity	7.58%	8.97%	7.17%	22.80%	8.20%
Cash return on average assets	0.80%	0.90%	0.75%	1.86%	0.76%
Cash return on average equity	9.18%	10.59%	8.83%	25.25%	10.49%
Annualized net loan charge-offs to avg loans	0.04%	0.11%	0.05%	0.35%	0.16%
Net charge-offs	62	152	72	469	214
Efficiency ratio	70.6	65.7	69.4	72.0	62.5

Per Share Data

Cash earnings per share	$0.26	$0.30	$0.24	$0.61	$0.28
Basic earnings per share	0.21	0.25	0.20	0.55	0.22
Diluted earnings per share	0.21	0.25	0.20	0.55	0.22
Dividend declared per share	0.165	0.165	0.150	0.150	0.150
Book value	11.36	11.20	10.79	10.85	10.71
Common stock price:
High	23.98	24.49	18.05	17.50	17.50
Low	21.85	17.65	16.28	15.50	14.65
Close	22.48	24.49	17.70	17.11	17.50
Weighted average common shares:
Basic	7,165	7,141	7,143	7,148	7,151
Fully Diluted	7,248	7,164	7,164	7,162	7,162
End-of-period common shares:
Issued	7,276	7,266	7,237	7,236	7,235
Treasury	111	111	99	93	84

* Core deposits are defined as total deposits less time deposits

** Cash earnings take into account depreciation and amortization at a tax rate of 34%

PART II

Items 1, 2, 3, and 4 — Omitted pursuant to instructions to Part II

Item 4 — Controls and Procedures

Management maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Management evaluated the effectiveness of the design and operation of management’s disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, Sun Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that management’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Sun Bancorp, Inc.’s periodic Securities and Exchange Commission filings. No significant changes were made to Sun Bancorp, Inc.’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 5 — Other information

On October 24, 2002, the Board of Directors approved a quarterly dividend payment of $0.165 per share for shareholders of record November 29, 2002, payable on December 13, 2002.

On October 28, 2002, SunBank identified an apparent fraudulent $2 million commercial loan and began a full investigation of the situation as well as an exhaustive review of SunBank’s internal policies and controls.  After conducting the review, management is convinced that this is an isolated situation and that the situation is contained.   In addition, after reviewing the loan policies, controls, and underwriting, management is confident that they are fundamentally sound.  Management expects minimal or no impact to future earnings as assets of the alleged perpetrator have been frozen, the alleged perpetrator’s accounts at SunBank have been offset, and SunBank is making a claim under it’s insurance policy and evaluating its legal recourse options.  Management has also placed the loan on nonaccrual status and allocated a reserve of 100% of the principal.

Item 6 — Exhibits and Reports on Form 8-K

a.  No reports on Form 8-K were filed for the quarter ended September 30, 2002.

b.  Exhibits

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

Sun Bancorp, Inc.

Date November 14, 2002	/s/ Robert J. McCormack.
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION

I, Robert J. McCormack, President and Chief Executive Officer, certify, that:

1.             I have reviewed this quarterly report on Form 10-Q of Sun Bancorp, Inc.

2.             Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.	Date: November 14, 2002	By:	/s/ Robert J. McCormack
President & Chief Executive Officer

CERTIFICATION

I, Wilmer D. Leinbach, Executive Vice President and Chief Financial Officer, certify, that:

1.             I have reviewed this quarterly report on Form 10-Q of Sun Bancorp, Inc.

2.             Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

8.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

9.	Date: November 14, 2002	By:	/s/ Wilmer D. Leinbach
Executive Vice President and Chief Financial Officer