Form 10-K
period 2002-12-31
SUN BANCORP INC
filed 2003-03-21
CIK 713975

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF

THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

[No Fee Required]

For the transition period from                             to

Commission File Number 0-14745

Sun Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2233584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

155 North 15th Street, Lewisburg, PA	17837
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 570-374-1131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ X ] Yes  [    ] No

As of March 7, 2002, the Registrant had 7,162,799 shares of common stock outstanding with a no par value.  Based on the closing price of $18.70 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $133,944,341.

Portions of the 2002 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III hereof.

Portions of the 2003 Proxy Statement for the Annual Shareholders’ Meeting to be held on April 24, 2003 are incorporated by reference in Part III hereof.

The index to exhibits included in this filing appears on page 5.

PART I

ITEM 1 - BUSINESS

SUN BANCORP, INC. (SUN) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982.  SUN acquired the Snyder County Trust Company in June 1983 and The Watsontown National Bank in November 1987.  On December 1, 1993, the two banks merged into one bank under the legal title of Sun Bank (Bank).  SUN also owns the Beacon Life Insurance Company, a credit life and disability insurance company.  SUN is a limited partner in five partnerships for the purpose of building, owning, and operating an affordable elderly apartment complex in SUN’s market area.  SUN is also a partner in two partnerships that provide office space in areas designated empowerment zones by the Commonwealth of Pennsylvania.  As part of the agreement, SUN is able to recognize tax credits from these economic development projects.  On June 30, 1997, SUN acquired Bucktail Bank and Trust Company (Bucktail) from FNB Corporation.  Concurrently, Bucktail was merged into Sun Bank.  On October 4, 2000, Sun Bank began conducting business as SunBank and discontinued using the trade names Snyder County Trust Company, Watsontown Bank, Central Pennsylvania Bank, and Bucktail Bank and Trust Company.  On October 30, 2000, SUN acquired seventy-five percent of Sun Abstract and Settlement Services for the sum of $15,000 which represents the total investment.  During 2001, SUN’s investment percentage was reduced to thirty percent due to the addition of additional partners. On January 28, 2001, SUN formed Sun Bancorp Statutory Trust I for the purpose of issuing trust preferred securities.  On January 30, 2001, SUN formed Sun Investment Services, Inc. to offer SUN’s customers mutual fund and annuity products.  On May 31, 2001, SUN acquired Guaranty Bank, N.A., which was concurrently merged into SunBank.  On December 28, 2002, SUN formed SUBI Investment Company, a Delaware corporation formed to hold certain investments.  On December 19, 2002, SUN formed SUBI Services, LLC, an employee services company, solely owned by SunBank.

SunBank, a state-chartered bank regulated by Pennsylvania Banking Law, provides full service commercial and retail banking services primarily in northeastern and central Pennsylvania.  SunBank operates 23 banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, Clinton, and Luzerne Counties.  At December 31, 2002, SunBank had total assets of $948,039,000 and total shareholders’ equity of $97,636,000.  Net income for 2002 was $7,983,000.

SunBank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, auto leases, equipment leases, investment products, and safe deposit services.  SunBank also operates a trust department that provides full fiduciary services.  Also, 45 Automated Teller Machines (ATMs) and cash dispensing units throughout the service area provide 24-hour banking service.  SunBank’s activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, SunBank’s business is not seasonal in nature and does not engage in foreign transactions.  The majority of the loan portfolio is comprised of real estate loans (mortgage and commercial) and consumer loans/leases (predominately automobiles).  SunBank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent allowed by law.

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

SUN and the Beacon Life Insurance Company do not have any employees.  At December 31, 2002, SunBank and its subsidiaries employed 299 persons.  SunBank and its subsidiaries offer a variety of benefit programs and feels its relationship with its employees is good.

USA Patriot Act. In the wake of the tragic events, of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•       to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•       to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•       to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•       to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions were required to establish anti-money laundering programs by April 25, 2002.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

•       the development of internal policies, procedures, end controls;

•       the designation of a compliance officer;

•       an ongoing employee training program; and

•       an independent audit function, to test, the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act.  SUN does not have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because SUN’s common stock is registered with the SEC, SUN is currently subject to this Act.

SUN’s website address is www.sunbankpa.com.  SUN makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the SEC.  Copies of such reports are available at no charge by contacting Sun Bancorp, Inc., Shareholder Services, 155 North 15th Street, Lewisburg, PA 17837.  The information found on SUN’s website does not constitute a part of this or any other report.

ITEM 2 - PROPERTIES

SUN’s corporate office is located in Lewisburg, Pennsylvania at its corporate headquarters and training facility.  SUN owns all of its properties with the exception of an off-site ATM at 700 North Broad Street; Selinsgrove; and bank offices in Loyalsock and Lewisburg; which are leased.  In 1995, SUN purchased parcels of land in Liverpool for the purpose of building a branch in the future. In 2001, SunBank opened an office in Lewisburg.  In addition, SunBank purchased three Mellon Bank branches: Lewisburg, Lock Haven, and Mill Hall.  SUN acquired Guaranty Bank, N.A. in 2001, and after the banks merged, had additional offices in Mountain Top, Pikes Creek, Wilkes-Barre, Glen Lyon, Shamokin, and Nanticoke. In 2002, SUN purchased a building in Lewisburg to be used as the corporate headquarters and training facility.  All properties are in good condition and adequate for SunBank’s purposes.  The following is a list of banking offices, ATM locations, their addresses, and a brief description of each office.

	Office	Address	Description
1.	Selinsgrove	2 South Market Street	Brick structure
Selinsgrove, Pennsylvania 17870

2.	Shamokin Dam	200 Susquehanna Trail	Brick structure
Shamokin Dam, Pennsylvania 17876

3.	New Berlin	Market & Plum Streets	Brick structure
New Berlin, Pennsylvania 17855

4.	Sunbury	11 South Second Street	Brick structure
Sunbury, Pennsylvania 17801

5.	Middleburg	Route 522 & Dock Hill Road	Brick structure
Middleburg, Pennsylvania 17842

6.	Trust Division	100 West Pine Street	Brick structure
Selinsgrove, Pennsylvania 17870

	Office	Address	Description
7.	Automated Teller Machine	108 West Pine Street	Brick structure
Selinsgrove, Pennsylvania 17870

8.	Automated Teller Machine	700 North Broad Street	Brick structure
Selinsgrove, Pennsylvania 17870

9.	Watsontown	300 Main Street	Brick structure
Watsontown, Pennsylvania 17777

10.	Northumberland	96 Duke Street	Brick structure
Northumberland, Pennsylvania 17857

11.	Liverpool	Rts. 11 & 15 South	Land
Liverpool, Pennsylvania 17045

12.	Hughesville	2 South Main Street	Brick structure
Hughesville, PA 17737

13.	Newberry	2131 W. Fourth Street	Brick structure
Williamsport, PA 17701

14.	Montoursville	301 Broad Street	Brick structure
Montoursville, PA 17754

15.	Squire Hays	3155 Lycoming Creek Road	Stone and frame structure
Williamsport, PA 17701

16.	Maynard Street	90 Maynard Street	Brick structure
Williamsport, PA 17701

17.	Loyalsock	814 Westminster Drive	Masonry Block
Williamsport, PA 17701

18.	Lewisburg	141 Plaza 15	Brick structure
Lewisburg, PA 17837

19.	Lewisburg	311 Market Street	Brick and stone structure
Lewisburg, PA 17837

20.	Lock Haven	Bellefonte Ave & East Church Street	Frame structure
Lock Haven, PA 17745

21.	Mill Hall	349 Main Street	Brick structure
Mill Hall, PA 17751

22.	Mountain Top	46 South Mountain Boulevard	Frame structure
Mountain Top, PA 18707

23.	Pikes Creek	Routes 118 & 29	Frame structure
Pikes Creek, PA 18621

24.	Wilkes-Barre	639 South Main Street	Brick and stone structure
Wilkes-Barre, PA 18702

25.	Glen Lyon	18 East Main Street	Brick and stone structure
Glen Lyon, PA 18617

26.	Shamokin	10 South Market Street	Brick structure
Shamokin, PA 17872

27.	Nanticoke	35 East Main Street	Brick and stone structure
Nanticoke, PA 18634

ITEM 3 - LEGAL PROCEEDINGS

Various legal actions arise against the corporation in the normal course of business.  In the opinion of management when the actions that are currently pending or threatened against the corporation are resolved, they should not have a material adverse effect on the business or financial condition of the corporation.

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

The payment of dividends by SUN is made at the discretion of the Board of Directors and to the extent funds are legally available for that purpose.  SUN may not pay dividends in any year in excess of the total of the current year’s net income and the retained net income of the prior two years without the approval of the Federal Reserve Bank.  Additionally, bank regulations limit the amount of dividends that may be paid to SUN by the subsidiary bank without prior approval from the regulatory agencies.

Additional stock information is incorporated by reference to Shareholder Information found on page 56 of the 2002 Annual Report to Shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

This item is incorporated by reference to information under the heading Five Year Financial Highlights on page 39 of the 2002 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item is incorporated by reference to Management’s Discussion and Analysis on pages 40 through 55 of the 2002 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is incorporated by reference to Management’s Discussion and Analysis on pages 53 and 54 of the 2002 Annual Report to Shareholders.

                Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the consolidated financial statements on pages 18 through 20 of the Annual Report to Stockholders (Exhibit 13). Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan and lease losses, which are located on pages 45 and 46, and in Note 6 located on page 24 of Exhibit 13.

                Significant estimates are made by management in determining the allowance for loan and lease losses.  Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan and lease losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report set forth on pages 14 through 38 of the 2002 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

On May 14, 2002, the Audit Committee of the Board of Directors of the corporation approved a change in the corporation’s independent accountants. The Board of Directors ratified the Audit Committee’s engagement of PricewaterhouseCoopers LLP to serve as the corporation’s independent accountants and the Committee’s replacement of Parente Randolph, P.C. as the corporation’s independent accountants.

                Parente Randolph, P.C.’s reports on the consolidated financial statements of the corporation and its subsidiaries for the two most recent fiscal years ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                During the corporation’s two fiscal years ended December 31, 2001, and the subsequent interim period through May 14, 2002, there were no disagreements between the corporation and Parente Randolph, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Parente Randolph, P.C. ‘s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the corporation’s consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

                The corporation requested that Parente Randolph, P.C. furnish a letter addressed to the SEC stating its agreement with the statements set forth above. A copy of the letter, dated May 23, 2002, was filed as Exhibit 16 to the corporation’s amended Current Report on Form 8-K/A dated May 23, 2002.

                During the corporation’s two fiscal years ended December 31, 2001, and the subsequent interim period through May 14, 2002, the corporation did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or with respect to the audit opinion that might be rendered on the corporation’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to Board of Directors on pages 5 and 6 of Sun’s 2003 Proxy Statement.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the corporation’s officers and directors, and persons who own more than ten percent of the registered class of the corporation’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by SUN, and/or written statements received from the respective individuals, SUN believes that during the period January 1, 2002 through December 31, 2002, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to management remuneration and compensation is incorporated herein by reference to Executive Compensation and Other Information on page 11 of the 2003 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to Security Ownership of Directors and Executive Officers of the Corporation on pages 28 and 29 of the 2002 Proxy Statement.

                Information related to the Equity Compensation Plan is incorporated by reference to the Equity Compensation Plan table on page 14 of the 2003 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to footnote 15 on page 32 of the 2002 Annual Report to Shareholders and under the heading of Transactions with Management on pages 20 and 21 of the 2003 Proxy Statement.

ITEM 14 — CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of SUN’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) was evaluated as of a date(the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, SUN’s disclosure controls and procedures were effective in timely alerting them to the material information relating to SUN’s (or SUN’s consolidated subsidiaries) required to be included in its periodic SEC filings.

(a) Changes in internal controls

There were no significant changes made in SUN’s internal controls during the period covered by this report or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)  The following consolidated financial statements and independent accountants report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended December 31, 2002,

2001, and 2000

Consolidated Statements of Changes in Shareholders’ Equity - Years

Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Independent Accountants Report

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

10                          Employment agreements between Robert J. McCormack and Sun Bancorp, Inc. and SunBank dated October 31, 2002, Sandra Miller and Sun Bancorp, Inc. and SunBank dated October 24, 2002, Thomas W. Bixler and Sun Bancorp, Inc. and SunBank dated November 3, 2002, and Maureen M. Bufalino and Sun Bancorp, Inc. and SunBank dated May 31, 2001, are incorporated by reference to Form 8-K filed March, 20, 2003 (Commission File Number 0-14745).

13                          Annual Report to Shareholders of SUN BANCORP, INC. for the year ended December 31, 2002 is filed herewith.  The report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered “filed” as part of the Form 10-K filing.

21                          Subsidiaries of the Registrant.

22                          Published Report Regarding Matters Submitted To Vote Of Shareholders is incorporated by reference to the 2003 Definitive Proxy Statement of SUN BANCORP, INC.

23                          Consent of Independent Accountants.

(b)  On December 23, 2002 Form 8-K was filed regarding the acquisition of Mid-Penn Insurance Associates, Inc.

       On December 23, 2002 Form 8-K was filed regarding the acquisition of Steelton Bancorp, Inc.

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

Sun Bancorp, Inc.
(Registrant)

Date:	3/21/03	By:	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

Date:	3/21/03	By:	/s/Wilmer D. Leinbach
Wilmer D. Leinbach
Exec. VP, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date
/s/ Robert A. Hormell	3/21/03
Robert A. Hormell
Chairman of the Board

/s/ Robert J. McCormack	3/21/03
Robert J. McCormack
President, Chief Executive Officer, and Director

/s/ Martha A. Barrick	3/21/03
Martha A. Barrick, Director

/s/ Max E. Bingaman	3/21/03
Max E. Bingaman, Director

/s/ Maureen M. Bufalino	3/21/03
Maureen M. Bufalino, Director

/s/ David R. Dieck	3/21/03
David R. Dieck, Director

/s/ Louis A. Eaton	3/21/03
Louis A. Eaton, Director

/s/ M. Mitchell Fetterolf	3/21/03
M. Mitchell Fetterolf, Director

/s/ Stephen J. Gurgovits	3/21/03
Stephen J. Gurgovits, Director

/s/ Paul R. John	3/21/03
Paul R. John, Director

/s/ George F. Keller	3/21/03
George F. Keller, Director

/s/ George E. Logue, Jr.	3/21/03
George E. Logue, Jr., Director

/s/ Marlin T. Sierer	3/21/03
Marlin T. Sierer, Director

/s/ Gary L. Tice	3/21/03
Gary L. Tice, Director

/s/ Dennis J. Van	3/21/03
Dennis J. Van, Director

Subsidiaries of Sun Bancorp, Inc.

The following table sets forth the subsidiaries of the Registrant at December 31, 2001.

Name	Organized Under the Laws of
SunBank	Commonwealth of Pennsylvania
Lewisburg, PA
Wholly Owned

Beacon Life Insurance Company	State of Arizona
Phoenix, AZ
Wholly Owned

Sun Bancorp Statutory Trust I	State of Connecticut
Hartford, CT
Wholly Owned

SUBI Investment Company	State of Delaware
Wilmington, DE
Wholly Owned

Sun Abstract and Settlement Services	Commonwealth of Pennsylvania
Lewisburg, PA
Thirty Percent Owned

Sun Investment Services, Inc.	Commonwealth of Pennsylvania
Lewisburg, PA
Wholly Owned

SUBI Services, Inc.	Commonwealth of Pennsylvania
Lewisburg, PA
Wholly Owned

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No.  333-61249,  No.  333-61241,  No.  333-40266 and No.  333-61237)  of Sun Bancorp, Inc. of our report dated February 11, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania

March 21, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-61249, 333-61241, 333-40266 and 333-61237) of Sun Bancorp, Inc. of our report dated February 19, 2002, which is incorporated by reference to the 2001 Annual Report.

/s/ Parente Randolph, PC

Williamsport, Pennsylvania

March 21, 2003

CERTIFICATION

I, Robert J. McCormack, President and Chief Executive Officer, certify, that:

1.                    I have reviewed this annual report on Form 10-K of Sun Bancorp, Inc.

2.                    Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

7.	Date:	March 21, 2003	By:	/s/ Robert J. McCormack
President & Chief Executive Officer

CERTIFICATION

I, Wilmer D. Leinbach, Executive Vice President and Chief Financial Officer, certify, that:

1.                    I have reviewed this annual report on Form 10-K of Sun Bancorp, Inc.

2.                    Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

7.	Date:	March 21, 2003	By:	/s/ Wilmer D. Leinbach
Executive Vice President and Chief Financial Officer

Financial Contents
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Report of Independent Accountants
Five-Year Financial Highlights
Management’s Discussion & Analysis

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

December 31,	2002	2001
Assets
Cash and due from banks	$21,399	$24,125
Interest-bearing deposits in banks	20,170	20,858
Total cash and cash equivalents	41,569	44,983
Investment securities, available for sale	219,438	305,612
Loans, net	583,519	515,520
Bank premises and equipment, net	15,809	14,462
Goodwill	22,924	22,924
Accrued interest	3,501	5,063
Bank owned life insurance	30,800	—
Other assets	33,614	13,486
Total assets	$951,174	$922,050

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$59,181	$57,990
Interest-bearing	528,299	515,887
Total deposits	587,480	573,877
Short-term borrowings	29,682	22,138
Other borrowed funds	220,000	222,000
Subordinated debentures	19,655	20,444
Accrued interest and other liabilities	13,110	6,080
Total liabilities	869,927	844,539

Shareholders’ equity:
Common stock, no par value per share; 20,000,000 authorized shares; issued 7,299,446 in 2002 and 7,236,251 in 2001	84,591	83,565
Retained earnings (deficit)	(5,159)	(6,961)
Accumulated other comprehensive income	3,578	2,069
Less: Treasury stock at cost, 126,717 shares in 2002 and 93,417 shares in 2001	(1,763)	(1,162)
Total shareholders’ equity	81,247	77,511
Total liabilities and shareholders’ equity	$951,174	$922,050

Consolidated Statements of Income

(In Thousands, Except for Net Income Per Share)

Years Ended December 31,	2002	2001	2000
Interest and dividend income:
Interest and fees on loans	$40,310	$38,603	$33,964
Income from available for sale securities:
Taxable	12,380	17,089	16,805
Tax exempt	1,015	1,137	967
Dividends	475	1,520	1,396
Interest on deposits in banks and other financial institutions	363	1,345	428
Total interest and dividend income	54,543	59,694	53,560
Interest expense:
Interest on deposits	14,733	21,164	18,075
Interest on short-term borrowings	325	430	853
Interest on other borrowed funds	12,698	12,787	12,897
Interest on subordinated debentures	1,892	1,578	—
Total interest expense	29,648	35,959	31,825
Net interest income	24,895	23,735	21,735
Provision for loan and lease losses	1,460	1,500	2,500
Net interest income after provision for loan and lease losses	23,435	22,235	19,235
Non-interest income:
Service charges on deposit accounts	3,041	1,903	1,315
Trust income	759	745	897
Net securities gains (losses)	616	844	(1,955)
Income from investment product sales	406	309	—
Bank owned life insurance	720	—	—
Income from insurance subsidiary	77	183	270
Gain on sale of branches	—	4,892	—
Gain on sale of loans	255	130	25
Other income	794	502	432
Total non-interest income	6,668	9,508	984
Non-interest expense:
Salaries and employee benefits	11,800	9,680	7,319
Net occupancy expenses	1,083	995	660
Furniture and equipment expenses	1,790	1,745	1,184
Pennsylvania shares tax	800	699	600
Amortization of intangibles	—	1,567	755
Expenses of insurance subsidiary	117	110	190
Other expenses	7,032	5,253	3,387
Total non-interest expense	22,622	20,049	14,095
Income before income tax provision	7,481	11,694	6,124
Income tax provision	1,065	3,344	1,526
Net income	$6,416	$8,350	$4,598
Net income per share — Basic	$0.90	$1.20	$0.68
Net income per share — Diluted	$0.89	$1.20	$0.68

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except for Share Data)

Years Ended December 31, 2002, 2001 and 2000

	Common Stock Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2000	7,219	$81,520	$(10,498)	$(10,667)	$(4,342)	$56,013
Comprehensive income:
Net income	—	—	4,598	—	—	4,598
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	9,076	—	9,076
Total comprehensive income						13,674
Stock issued:
Employee benefit plans	8	112	—	—	—	112
Purchase of treasury stock (140,391 shares)	—	—	—	—	(1,995)	(1,995)
Cash dividends declared, $.78 per share	—	—	(5,277)	—	—	(5,277)
Balance, December 31, 2000	7,227	81,632	(11,177)	(1,591)	(6,337)	62,527
Comprehensive income:
Net income	—	—	8,350	—	—	8,350
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	3,660	—	3,660
Total comprehensive income						12,010
Stock issued:
Employee benefit plans	9	123	—	—	—	123
Purchase of Guaranty Bank, N.A. (553,558 treasury shares)	—	1,810	—	—	6,388	8,198
Purchase of treasury stock (80,535 shares)	—	—	—	—	(1,213)	(1,213)
Cash dividends declared, $.60 per share	—	—	(4,134)	—	—	(4,134)
Balance, December 31, 2001	7,236	83,565	(6,961)	2,069	(1,162)	77,511
Comprehensive income:
Net income	—	—	6,416	—	—	6,416
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	1,509	—	1,509
Total comprehensive income						7,925
Stock issued:
Employee benefit plans, net of tax benefit	63	1,026	—	—	—	1,026
Purchase of treasury stock (33,300 shares)	—	—	—	—	(601)	(601)
Cash dividends declared, $0.645 per share	—	—	(4,614)	—	—	(4,614)
Balance, December 31, 2002	7,299	$84,591	$(5,159)	$3,578	$(1,763)	$81,247

Consolidated Statements of Cash Flows (In Thousands)

Years Ended December 31,	2002	2001	2000
Cash flows from operating activities:
Net income	$6,416	$8,350	$4,598
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,460	1,500	2,500
Depreciation	1,049	977	812
Amortization of intangibles	—	1,567	755
Amortization and accretion of premium and discounts on securities	1,081	418	90
Deferred income tax	—	(305)	(349)
Net securities (gains) losses	(616)	(844)	1,955
Gain on sale of branches	—	(4,892)	—
Gain on sale of bank premises and equipment	(6)	(71)	—
Net change in other assets and liabilities	(12,654)	(7,016)	(2,217)
Net cash (used in) provided by operating activities	(3,270)	(316)	8,144
Cash flows from investing activities:
Proceeds from sales of available for sale securities	26,417	43,252	71,024
Proceeds from maturities, calls, and prepayments of securities	156,665	109,051	31,622
Purchase of bank owned life insurance	(30,000)	—	—
Cash acquired from branch acquisitions	—	92,852	—
Cash paid from sale of branches	—	(32,431)	—
Purchases of investment securities	(95,087)	(135,464)	(98,836)
Issuance of loans, net of repayment	(69,918)	(59,981)	(30,472)
Proceeds from sale of branches	—	4,892	—
Proceeds from sale of bank premises and equipment	6	222	—
Capital expenditures	(2,396)	(596)	(1,165)
Net cash (used in) provided by investing activities	(14,313)	21,797	(27,827)
Cash flows from financing activities:
Net increase (decrease) in deposits	13,603	(8,557)	44,445
Net increase (decrease) in short-term borrowings	7,544	5,506	(26,384)
Proceeds from other borrowed funds	—	—	100,000
Repayments of other borrowed funds	(2,000)	—	(92,000)
Proceeds from issuance of subordinated debentures	—	16,500	—
Repayments of subordinated debentures	(789)	—	—
Cash dividends paid	(4,614)	(4,134)	(5,277)
Proceeds from sale of stock for employee benefits program	1,026	123	112
Purchase of treasury stock	(601)	(1,213)	(1,995)
Net cash provided by financing activities	14,169	8,225	18,901
Net (decrease) increase in cash and cash equivalents	(3,414)	29,706	(782)
Cash and cash equivalents at beginning of year	44,983	15,277	16,059
Cash and cash equivalents at end of year	$41,569	$44,983	$15,277
Supplemental disclosure of cash flow information:
Interest paid	$29,650	$34,598	$31,825
Income taxes paid	$1,950	$2,450	$2,239

Supplemental schedule of noncash investing and financing activities:

• Loans with an estimated value of $459 in 2002 and $837 in 2001, were reclassified to foreclosed assets held for sale.

Notes to Consolidated Financial Statements (For the Years Ended December 31, 2002, 2001 and 2000)

1. Basis of Presentation and Summary of Significant Accounting Policies

Sun Bancorp, Inc. and subsidiaries (“Sun”) accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America and with general financial industry practices. Certain prior year amounts were reclassified to conform to current year classifications. The net effect of the reclassifications had no impact on the overall financial position or net income. The following summary addresses the most significant policies:

Consolidation Basis

Consolidated financial statements include the accounts of Sun Bancorp, Inc. (parent company) and its wholly owned subsidiaries: SunBank (Bank), SUBI Investment Company, Sun Trust I, Beacon Life Insurance Company (Beacon), and SUBI Services LLC. Sun also holds thirty percent ownership in Sun Abstract and Settlement Services (Sun Abstract). Beacon’s, Sun Abstract’s, and SUBI Services LLC transactions are not material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Operations

Sun provides a full-range of community and commercial banking services through 23 SunBank offices in northeast and central Pennsylvania. SunBank’s primary deposit products include checking, savings, money market, and certificate of deposit accounts. SunBank’s primary loan products include commercial loans, consumer loans, and single-family residential mortgages.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, the disclosed amounts of contingent assets and liabilities as of the date of the balance sheets, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. In particular, management relies on estimates and assumptions when determining an adequate allowance for loan and lease losses. Refer to the heading “Allowance for Loan and Lease Losses (ALLL)” in Note 1 for additional information. In addition, management relies on estimates and assumptions when determining the residual value for SunBank’s auto and equipment leasing business. Refer to the heading “Residual Value” in Note 1 for additional information. Deferred tax assets and liabilities also represent significant estimates (see Note 14).

Investment Securities

Sun reports all securities, including debt instruments, restricted equities, and unrestricted equities as available for sale. Except for restricted equities, Sun reports all securities at fair value. Unrealized gains or losses, net of tax, are excluded from earnings and reported as a component of accumulated other comprehensive income within shareholders’ equity. Restricted equities consist primarily of Federal Home Loan Bank of Pittsburgh (FHLB) stock. Management estimates fair values based on observable market prices. When bid prices are not available, management relies on standard economic value models. When neither bid prices or economic value models are available, management estimates fair value based on observable market prices for instruments with similar cash flow and risk characteristics.

Premium amortization and discount accretion are recorded using the level yield method over each security’s remaining contractual or expected life (whichever is shorter), adjusted for actual prepayment experience. Realized gains and losses from securities sales are computed based on each security’s specific carrying value.

Interest Income on Loans and Leases

Interest income on commercial, consumer, and mortgage loans is recognized on an accrual basis. Interest income on installment loans and leases is recognized on an accrual basis and the actuarial method. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans.

Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Sun does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation. Generally, the regulation requires that consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due.

Loan Servicing

Mortgage loans serviced are not included in Sun’s consolidated balance sheets. Unpaid principal of mortgage loans serviced for others totaled $18,132,000 at December 31, 2002, and $20,769,000 at December 31, 2001. Capitalized mortgage servicing rights (MSRs), included with other assets in the consolidated balance sheets, totaled approximately $38,000 at December 31, 2002 and $36,000 at December 31, 2001.

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

Allowance for Loan and Lease Losses (ALLL)

Sun’s ALLL reflects periodic provisions for loan and lease losses, and that provision is reported as an expense. Loan losses are charged against the ALLL in the period in which they have been determined to be uncollectible. Recoveries of previously charged off loans are credited to the allowance as they are received. Management maintains the ALLL at a level it believes will be adequate to absorb probable losses in the existing loan portfolio. Sun’s loan portfolio consists primarily of residential mortgage loans and commercial loans concentrated in northeast and central Pennsylvania (Lycoming, Snyder, Union, Northumberland, Clinton and Luzerne counties). These regions’ economy depend on the manufacturing and service industries. Management’s analysis incorporates many factors, including current economic conditions, loss experience, loan portfolio composition, and anticipated losses. For significant real estate properties, management obtains independent value appraisals. Management also retains consultants to periodically review loan quality. However, unforeseen developments may require management to increase the ALLL. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun’s ALLL and may, consistent with examination guidelines and current information, require an increased ALLL. As a result, any number of factors may materially change management’s analysis in the future.

Residual Value – Auto

Sun’s residual value represents the estimated wholesale market value of a leased auto at the end of the lease term, which is established at the beginning of the lease term by the Automotive Lease Guide (ALG). Residual values which are above the wholesale market value at the end of the lease term could lead to financial losses. To mitigate the possible loss, Sun has entered into an insurance policy that limits Sun’s loss to $500 per vehicle, based on the realized value and Black Book value. The Black Book value is determined by the national wholesale value of each auto accumulated and published by Black Book.

Foreclosed Assets

Sun classifies all foreclosed assets as held for sale and reports foreclosed assets at the lower of cost or fair value (less estimated selling costs). Foreclosed assets, which are included with other assets in the consolidated balance sheets, totaled $912,000 at December 31, 2002, and $940,000 at December 31, 2001.

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

Intangible Assets

Sun’s goodwill resulted from the acquisition of Bucktail Bank and Trust Company (Bucktail) in 1997, Guaranty Bank N.A. in 2001, and three Mellon branches during 2001, which represents the excess cost of acquired assets relative to those assets’ fair value at time of purchase. Sun adopted SFAS 147, Acquisition of Certain Financial Institutions in 2002 as described in Note 8.  Prior to 2002, Sun amortized goodwill and unidentifiable intangible assets using the straight-line method and 15-20 year lives. Under the provisions of SFAS 142, goodwill arising from the acquisitions during 2001 by Sun will no longer be amortized. Sun periodically evaluates the goodwill carrying value for impairment based on fair value of undiscounted operating cash flows. Amortization of intangibles totaled $1,567,000 in 2001 and $755,000 in 2000. Based on impairment evaluation, management believes no material impairment of intangibles existed at December 31, 2002 and December 31, 2001.

Investments in Limited Partnerships

Sun is a limited partner in five partnerships at December 31, 2002 that provide low income elderly housing in Sun’s market. Sun’s book value of these investments was $3,922,000 at December 31, 2002 and $4,070,000 at December 31, 2001. Sun is amortizing the investment in each partnership over the life of the tax credits generated by the investment, based on an annual impairment evaluation. The amortization of the limited partnership investments totaled $236,000 in 2002, $ 177,000 in 2001, and $127,000 in 2000.

Sun is also a partner in two partnerships at December 31, 2002 that provide office space in areas designated empowerment zones by the Commonwealth of Pennsylvania. These partnerships provide Sun with Pennsylvania Shares Tax credits and had a book value of $2,901,000 at December 31, 2002.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial reporting and income tax accounting methods, using enacted tax rates in effect for the year in which the difference is expected to reverse. These differences primarily involve timing differences for recognition of loan and lease losses, depreciation, deferred compensation, and loan fee income.

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

Cash and Cash Equivalents

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

Trust Assets and Income

Assets held in a fiduciary or agency capacity are not Sun’s assets and are excluded from Sun’s consolidated financial statements. Trust income is reported on the accrual basis.

2. Net Income Per Share

Net income per share is computed based on the weighted average number of shares of stock outstanding for each year presented. Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires presentation of two amounts; basic and diluted net income per share.

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options:

	Income	Weighted Average Common Shares	Net Income Per Share
2002
Net income per share — Basic	$6,416,000	7,154,107	$0.90
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		250,207
Hypothetical share repurchase at $19.63		(207,780)
Net income per share — Diluted	$6,416,000	7,196,534	$0.89

2001
Net income per share — Basic	$8,350,000	6,942,122	$1.20
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		236,334
Hypothetical share repurchase at $15.63		(232,952)
Net income per share — Diluted	$8,350,000	6,945,504	$1.20

2000
Net income per share — Basic	$4,598,000	6,769,924	$0.68
Dilutive effect of potential common stock arising from stock options:
Exercise of options outstanding		112,952
Hypothetical share repurchase at $15.13		(98,614)
Net income per share — Diluted	$4,598,000	6,784,262	$0.68

3. Comprehensive Income

Generally accepted accounting principles require recognized revenues, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, including unrealized gains and losses on available for sale securities, are reported as a separate equity component and as components of comprehensive income. Other comprehensive income components and related tax effects were:

(In Thousands)

Years Ended December 31,	2002	2001	2000
Unrealized holding gains on available for sale securities	$2,902	$6,389	$11,797
Less: Reclassification adjustment for (gains) losses realized in income	(616)	(844)	1,955
Net unrealized gains	2,286	5,545	13,752
Income tax expense	(777)	(1,885)	(4,676)
Net	$1,509	$3,660	$9,076

4. Restrictions on Cash and Due From Bank Accounts

Based on deposit levels, Sun must maintain cash and other reserves with the Federal Reserve Bank of Philadelphia (FRB). Those reserves averaged $1,284,000 in 2002, $1,186,000 in 2001, and $800,000 in 2000. Sun has implemented account analysis systems, which enable reclassification of transaction accounts to non-transaction accounts. These reserves were $1,356,000 at December 31, 2002 and $1,175,000 at December 31, 2001.

5. Investment Securities

Sun’s entire investment portfolio is classified as available for sale. The amortized cost and fair value of investment securities at December 31, 2002 and 2001 are shown below:

(In Thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2002
Debt securities:
Obligations of U.S. government agencies	$173,552	$4,584	$(133)	$178,003
Obligations of states and political subdivisions	19,767	836	—	20,603
Other corporate	5,575	388	(75)	5,888
Total debt securities	198,894	5,808	(208)	204,494
Equity securities:
Marketable equity securities	3,111	136	(315)	2,932
Restricted equity securities	12,012	—	—	12,012
Total equity securities	15,123	136	(315)	14,944
Total	$214,017	$5,944	$(523)	$219,438

December 31, 2001
Debt securities:
Obligations of U.S. government agencies	$258,234	$3,982	$(557)	$261,659
Obligations of states and political subdivisions	22,054	312	(161)	22,205
Other corporate	7,239	253	(40)	7,452
Total debt securities	287,527	4,547	(758)	291,316
Equity securities:
Marketable equity securities	3,836	13	(667)	3,182
Restricted equity securities	11,114	—	—	11,114
Total equity securities	14,950	13	(667)	14,296
Total	$302,477	$4,560	$(1,425)	$305,612

The amortized cost and estimated fair value of Sun’s securities at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Securities by Contractual Maturity*:

(In Thousands)

December 31,	2002 Amortized Cost	Fair Value	2001 Amortized Cost	Fair Value
Debt securities:
Due in one year or less	$2,148	$2,177	$2,742	$2,757
Due after one year through five years	14,683	14,909	20,821	21,234
Due after five years through ten years	18,107	19,240	36,315	37,907
Due after ten years	15,555	16,110	14,922	15,317
Mortgage-backed securities	148,401	152,058	212,727	214,101
Total debt securities	198,894	204,494	287,527	291,316
Equity securities	15,123	14,944	14,950	14,296
Total	$214,017	$219,438	$302,477	$305,612

*Actual principal cash flows may differ due to individual securities’ call, prepayment, and other options.

Securities with a carrying value of $174,991,000 at December 31, 2002 and $205,215,000 at December 31, 2001 were pledged to secure public deposits, trust deposits, securities sold under agreements to repurchase, FHLB borrowings, and other balances required by law.

Sun’s securities do not include any concentrations exceeding 10% of shareholders’ equity from any individual issuer (excluding those guaranteed by the U.S. government or its agencies).

Sales of Securities:

(In Thousands)

For the Years Ended December 31,	2002	2001	2000
Realized Gains	$1,286	$1,044	$964
Realized Losses	(670)	(200)	(2,919)
Net Realized Gains (Losses)	$616	$844	$(1,955)

6. Loans

Loan activity is well diversified and focused within Sun’s defined market area. However, borrowers’ ability to repay loans depends in part on economic conditions in Sun’s market area.

Loan Portfolio Composition:

(In Thousands)

December 31,	2002	2001
Real estate – Mortgages	$205,885	$206,109
Real estate – Commercial	198,465	170,936
Real estate – Construction	17,721	6,893
Agricultural	138	503
Commercial and industrial	54,624	34,914
Lease – Auto	29,698	8,489
Lease – Equipment	4,955	2,287
Individual	85,920	93,200
Other	328	1,619
Total	597,734	524,950

Less: Deferred fees and unearned income on loans and leases	(7,945)	(3,089)
Unamortized net discount on purchased loans	(64)	(137)
ALLL	(6,206)	(6,204)
Net	$583,519	$515,520

Loans held for sale at December 31, 2002 were $1,309,000.

Net Investment in Direct Financing Leases:

(In Thousands)

Years Ended December 31,	2002	2001
Minimum lease payments receivable	$34,653	$10,776
Unearned income under lease contracts	(7,874)	(2,669)
Net investment	$26,779	$8,107
Residual	$18,876	$4,885

The net investment in direct financing leases is reported as loans in the consolidated balance sheet. Residual values are reported as other assets in the consolidated balance sheet.

The following table shows the expected lease payments over the next five years.

Lease Payment Receivable:

(In Thousands)

Years Ending December 31:
2003	$8,315
2004	9,580
2005	8,720
2006	6,555
2007	1,483
Thereafter	—
Total	$34,653

Transactions in the ALLL were as follows:

Allowance for Loan and Lease Losses (ALLL):

(In Thousands)

Years Ended December 31,	2002	2001	2000
Balance, beginning of year	$6,204	$5,074	$3,857
Provision for loan and lease losses	1,460	1,500	2,500
ALLL assumed upon acquisition of Guaranty	—	572	—
Recoveries	455	341	270
Loans charged off	(1,913)	(1,283)	(1,553)
Balance, end of year	$6,206	$6,204	$5,074

Impaired Loans and Past Due Loans:

(In Thousands)

At December 31,	2002	2001	2000
Impaired loans	$4,775	$5,592	$3,482
Accruing loans past due 90 days or more as to principal and interest	315	560	1,429
Amount of impaired loans with a related allowance for possible loss	4,775	5,592	3,482
Amount of impaired loans with no related allowance	—	—	—
Total allowance for impaired loans	2,831	2,339	410

For Years Ended December 31,	2002	2001	2000
Average investment in impaired loans	$5,161	$4,977	$3,518
Interest income recognized on impaired loans (all cash basis)	$387	$437	$271

7. Bank Premises and Equipment

Bank premises and equipment at December 31:

(In Thousands)

December 31,	2002	2001
Land	$2,046	$1,906
Bank premises	13,175	12,308
Furniture and equipment	6,954	6,977
Total cost	22,175	21,191

Less: Accumulated depreciation	(6,366)	(6,729)
Bank premises and equipment, net	$15,809	$14,462

Depreciation expense was $1,049,000 in 2002, $977,000 in 2001, and $812,000 in 2000.

8. Goodwill

Upon the adoption of SFAS 142 on January 1, 2002, Sun ceased amortizing its goodwill, which decreased non-interest expense and increased net income for 2002 as compared to 2001 and 2000. Sun also adopted SFAS 147 in October 2002 which allowed Sun to reclassify previously recorded unidentifiable intangible assets to goodwill and to cease amortizing this intangible asset effective January 1, 2002. The following table shows the proforma effects of applying SFAS 142 and SFAS 147 to the 2001 and 2000 periods.

(In Thousands, Except for Net Income Per Share)

Years Ending December 31,	2002	2001	2000
Goodwill amortization:
Pre-tax	$—	$1,567	$755
After-tax	—	1,034	498
Net income:
Reported	6,416	8,350	4,598
Add: after-tax goodwill amortization	—	1,034	498
Adjusted	$6,416	$9,384	$5,096
Basic net income per share
Reported	$0.90	$1.20	$0.68
Add: goodwill amortization per share	—	0.15	0.07
Adjusted	$0.90	$1.35	$0.75
Diluted net income per share
Reported	$0.89	$1.20	$0.68
Add: goodwill amortization per share	—	0.15	0.07
Adjusted	$0.89	$1.35	$0.75

As of December 31, 2002, Sun had goodwill assets of $22,924,000. Effective January 1, 2002, in conjunction with the adoption of SFAS 147, unidentifiable intangible assets of $8,756,000 were reclassified as goodwill.

9. Deposits

Deposits as of December 31, 2002 and 2001 included:

(In Thousands)

December 31	2002	2001
Demand deposits	$59,181	$58,063
NOW accounts	155,144	146,339
Insured Money Market Accounts	29,827	18,058
Savings deposits	76,712	70,422
Time certificates of deposit of $100,000 or more	46,630	49,484
Other time deposits	220,016	231,511
Total deposits	$587,480	$573,877

The following table reflects certificates of deposit and other time deposits and their remaining maturities as of December 31, 2002:

(In Thousands)

Years Ending December 31:
2003	$147,354
2004	56,056
2005	24,403
2006	15,538
2006	23,135
Thereafter	160
Total	$266,646

Accounts of $100,000 or More:

The totals above include certificates of deposit and other time deposits issued in amounts of $100,000 or more. These deposits and their remaining maturities, at December 31, 2002 were:

(In Thousands)

December 31,	2002
Three months or less	$6,301
Three through six months	4,593
Six through twelve months	14,248
Over twelve months	21,488
Total	$46,630

Interest on deposits of $100,000 or more amounted to approximately $2,087,000 in 2002, $3,179,000 in 2001, and $2,691,000 in 2000.

10. Borrowed Funds

At December 31, 2002, Sun’s maximum borrowing capacity at the FHLB was $315,206,000, with $94,968,000 in unused capacity. At December 31, 2001, Sun’s maximum borrowing capacity at the FHLB was $273,979,000, with $51,706,000 in unused capacity. Sun also maintains a line of credit with another financial institution of $5,000,000 which was not used at December 31, 2002.

Borrowed funds as of December 31, 2002 and 2001 included:

(In Thousands)

December 31,	2002	2001
Short-term Borrowings:
Securities sold under agreements to repurchase (1)	$29,557	$22,013
Treasury Tax and Loan Note Option (2)	125	125
Total Short-term Borrowings	29,682	22,138
FHLB advances (3)	220,000	222,000
Total Borrowed Funds	$249,682	$244,138

(1) Securities sold under agreements to repurchase represent deposit customers’ cash management accounts. These repurchase agreements are collateralized by a blanket agreement with the FHLB in which the actual ownership of the securities is not transferred. The maximum month end amount of securities sold under agreements to repurchase was $29,557,000 in 2002, $22,673,000 in 2001, and $17,563,000 in 2000.

The average daily amount of such borrowings was $22,107,000 in 2002, $17,101,000 in 2001, and $11,438,000 in 2000, and the weighted average interest rates were 1.91% in 2002, 2.47% in 2001, and 4.66% in 2000.

(2) Borrowings on the Treasury Tax and Loan Note Option (TT&L) represent tax funds deposited and held until the U.S. Treasury calls the balance.  At December 31, 2002, the maximum amount available to borrow through the Note Options was $125,000. The maximum month end amount of such borrowings was $125,000 in 2002, $125,000 in 2001, and $25,000 in 2000. The average daily amount of such borrowings was $125,000 in 2002, $125,000 in 2001, and $25,000 in 2000, and the weighted average interest rates were 1.41% in 2002, 3.46% in 2001, and 5.88% in 2000.

(3) FHLB advances represent variable and fixed rate borrowings collateralized by first-lien residential mortgages and investment securities issued by U.S. government agencies. Stated maturities are shown below:

(In Thousands)

December 31,	2002	2001
Variable rates between 5.04% and 5.41%, at December 31, 2001, maturity 2008	$70,000	$70,000
Variable rates between 4.93% and 5.88%, at December 31, 2001, maturity 2009	50,000	50,000
Variable rates between 5.86% and 6.36%, at December 31, 2001, maturity 2010	100,000	100,000
Fixed rates between 7.80% and 7.88%, maturity 2002	—	2,000
Total	$220,000	$222,000

11. Estimated Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires Sun to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market and financial instrument information. These estimates do not reflect any premium or discount that could result from a sale of any particular financial instrument or group of instruments. Fair value estimates are based on judgments regarding current economic conditions, return rates, and anticipated risk characteristics. These estimates are highly subjective, involve considerable uncertainty, and cannot be precisely determined. Changes to those assumptions can significantly affect the estimated fair values.

Sun determines estimated fair value using historical data and reasonable estimation methodology for each financial instrument category. Estimated fair value for Sun’s investment securities is detailed in Note 5. All other fair value estimates, methods, and assumptions are set forth below:

Cash and due from banks:

The carrying amounts for cash and due from banks represent approximate fair value.

Loans:

Management segregates loans into categories with homogeneous types, financial structure, and risk characteristics. For performing loans, expected cash flows until full repayment are discounted at a rate which management believes fairly reflects credit, interest rate, and other risks. Cash flows and maturities are estimated based on Sun’s historical experience with each loan category.

Management estimates fair value for significant nonperforming loans based on current external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Credit risk, cash flows, and discount rate assumptions are determined using market information using methods management believes to be reasonable.

(In Thousands)

December 31,	Book Value	2002 Fair Value	Book Value	2001 Fair Value
Total loans, net	$583,519	$600,238	$515,520	$589,025

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

(In Thousands)

December 31,	Book Value	2002 Fair Value	Book Value	2001 Fair Value
Total deposits	$587,480	$570,149	$573,877	$588,301

Borrowed Funds:

Current available borrowing rates from similar sources are used to value existing borrowings.

(In Thousands)

December 31,	Book Value	2002 Fair Value	Book Value	2001 Fair Value
Total borrowings	$269,337	$282,294	$264,582	$251,093

Off-balance Sheet Items:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items. Those items totaled $139,373,000 at December 31, 2002, and $112,443,000 at December 31, 2001. Those items primarily consist of unfunded loan commitments, which are generally priced at market when funded.

12. Common Stock Plans

Sun has three common stock plans for employees and directors. The 1998 Stock Incentive Plan, administered by a Board of Directors committee of independent directors, allows 716,625 shares of common stock for key officers and other management employees in the form of qualified options, nonqualified options, stock appreciation rights, or restrictive stock. The 1998 Independent Directors Stock Option Plan allows 115,763 shares of common stock to be issued to non-employee directors. Options under those plans expire ten years after the grant date. Both of these plans terminate in 2008.

The 1998 Employee Stock Purchase Plan, which permits all employees to purchase common stock at an option price per share not less than 85% of the market value on the exercise date was allocated 248,063 shares. Options granted to date have been awarded at 90% of the market value on the exercise date. Each option under the 1998 Employee Stock Purchase Plan expires no later than 5 years from the grant date. This plan terminates in 2008.

Sun applies Accounting Principles Board Opinion 25 and related interpretations to account for its common stock plans. Accordingly, Sun has not recognized compensation expense for the plans. Had compensation costs been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and earnings per share for 2002, 2001, and 2000 would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000
Net income:
As reported	$6,416,000	$8,350,000	$4,598,000
Pro forma	$6,316,000	$8,158,000	$4,434,000
Earnings per share – Basic:
As reported	$0.90	$1.20	$0.68
Pro forma	$0.88	$1.18	$0.65

For the pro forma calculations above, each option grant’s fair value was estimated on the grant date using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants issued in 2002, 2001, and 2000:

	2002	2001	2000
Dividend yield	4%	4%	5%
Volatility	24%	24%	24%
Risk-free interest rates:
Stock Incentive Plan	3.77%	4.50%	6.13%
Independent Directors Plan	4.19%	4.88%	6.55%
Employee Stock Purchase Plan	4.59%	4.51%	6.38%

Expected option lives	4 years	4 years	4 years

The common stock plans are summarized below:

Shares	2002 Weighted-average Exercise Price	Shares	2001 Weighted-average Exercise Price	Shares	2000 Weighted-average Exercise Price
Outstanding, beginning of year	503,846	$22.79	510,887	$22.35	436,358	$23.25
Granted	110,409	23.38	117,105	16.53	117,356	15.64
Exercised	(65,879)	14.99	(9,085)	14.53	(7,504)	13.20
Forfeited	(61,643)	20.09	(115,061)	15.11	(35,323)	13.17
Outstanding, end of year	486,733	$24.32	503,846	$22.79	510,887	$22.35
Options exercisable at year end	420,633		417,264		428,387
Fair value of options granted during the year	$3.24		$2.48		$2.12

The following table summarizes the fixed stock options outstanding under the Stock Incentive Plan, Independent Directors Plan, and the Employee Stock Purchase Plan at December 31, 2002:

Exercise Prices	Number Outstanding at December 31, 2002	Remaining Contractual Life	Number Exercisable at December 31, 2002
$16.43	6,137	1 years	6,137
$10.76	5,770	2 years	5,770
$16.43	10,563	2 years	10,563
$11.22	1,646	3 years	1,646
$13.71	6,314	3 years	6,314
$16.43	11,058	3 years	11,058
$16.24	4,684	4 years	4,684
$16.43	14,690	4 years	14,690
$18.43	24,688	4 years	24,688
$19.19	6,584	5 years	6,584
$16.43	18,554	5 years	18,554
$21.89	39,930	5 years	39,930
$33.70	9,053	6 years	9,053
$34.29	53,020	6 years	53,020
$22.28	8,657	7 years	8,657
$25.71	54,066	7 years	54,066
$16.56	7,870	8 years	7,870
$16.00	48,400	8 years	48,400
$16.00	10,231	9 years	10,231
$16.83	67,700	9 years	67,700
$18.00	11,018	10 years	11,018
$26.38	66,100	10 years	—
	486,733	6.8 years	420,633

13. Employee Benefit Plans

Sun provides a defined contribution pension plan that covers substantially all employees. Sun’s contributions are based on employee contributions and compensation. In addition to the defined contribution plan, Sun also provides supplemental payments to certain key employees upon retirement. With the Guaranty acquisition in 2001, Sun will also provide supplemental payments to certain former directors. Life insurance contracts are being used to fund this supplemental payment to the former directors. Expenses related to these plans were:

(In Thousands)	2002	2001	2000
Defined pension contributions	$653	$482	$350
Supplemental payment expense	$33	$36	$40

14. Income Taxes

Temporary differences produced a deferred tax liability at December 31, 2002 and a deferred tax asset at 2001, which is summarized below:

(In Thousands)

December 31,	2002	2001
Deferred tax assets:
Loan loss provisions	$2,110	$1,892
Discount on loans acquired from Bucktail	83	116
Loan fees and costs	135	86
Nonaccrual interest	81	68
Supplemental compensation plan	120	109
Tax credit carryover	602	—
Other	112	71
Total	$3,243	$2,342
Deferred tax liabilities:
Bank premises and equipment	$723	$706
Unrealized gains on investment securities	1,843	1,066
Auto leases	4,923	—
Intangibles	142	—
Other	202	57
Total	7,833	1,829
Deferred tax (liability) asset, net	$(4,590)	$513

Sun’s income tax provision for 2002, 2001, and 2000 consists of the following:

(In Thousands)

Years Ended December 31,	2002	2001	2000
Current provision	$(3,261)	$3,649	$1,875
Deferred income tax benefit	4,326	(305)	(349)
Income tax provision	$1,065	$3,344	$1,526

Actual income tax expense reconciles to the tax amount, which would have been recognized at the federal statutory rate as follows:

(In Thousands)

Years Ended December 31,	2002 Amount	2001 Amount	2000 Amount
Federal income tax at statutory rate	$2,546	$4,093	$2,143
Tax exempt income	(595)	(834)	(668)
Amortization of goodwill	(48)	328	264
Tax credits from limited partnerships	(602)	(443)	(225)
CSV officers’ life insurance	(245)	(443)	(225)
Other items	9	200	12
Income tax provision	$1,065	$3,344	$1,526

15. Related Party Transactions

Certain executive officers, corporate directors, or companies in which the individuals have 10 percent or more beneficial ownership were indebted to Sun or held deposit accounts with the Bank during 2002. All transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal collection risk. Other changes represent transfers in and out of the related party category.

Related Party Indebtedness:

(In Thousands)

Year Ended December 31,	Beginning Balance	Loans	Repayments	Other Changes	Ending Balance
15 Directors, 4 Executive Officers 2002	$10,846	$27,085	$(25,069)	$(2,382)	$10,480
9 Directors, 3 Executive Officers 2001	6,468	23,173	(24,706)	5,911	10,846

Related Party Deposits:

(In Thousands)

December 31,	2002	2001
Deposit Balances	$6,119	$4,184

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

(In Thousands)

December 31,	2002	2001
Commitments to extend credit (binding)	$128,796	$110,193
Standby letters of credit and financial guarantees	10,577	2,250
Total credit extension commitments	$139,373	$112,443

17. Regulatory Matters

Sun and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is also subject to the regulatory framework for prompt corrective action (“PCA”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action define specific capital requirements that involve quantitative measures of Sun and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Sun and the Bank’s capital amounts and the Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that Sun and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, and December 31, 2002, the most recent notification from the Bank’s primary federal regulator, Federal Deposit Insurance Corporation (FDIC), categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

(In Thousands)	Actual Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Tier 1 capital:
Sun	$71,123	11.1%	$25,661	4.0%	N/A	N/A
Bank	$70,969	11.1%	$25,558	4.0%	$38,337	6.0%

Total risk based capital:
Sun	$80,484	12.6%	$51,322	8.0%	N/A	N/A
Bank	$77,175	12.1%	$51,116	8.0%	$63,895	10.0%

Leverage ratio:
Sun	$71,123	7.8%	$37,598	4.0%	N/A	N/A
Bank	$70,969	7.9%	$36,168	4.0%	$45,210	5.0%

As of December 31, 2001:
Tier 1 capital:
Sun	$68,582	13.0%	$21,116	4.0%	N/A	N/A
Bank	$62,577	11.9%	$21,042	4.0%	$31,563	6.0%

Total risk based capital:
Sun	$78,730	14.9%	$42,233	8.0%	N/A	N/A
Bank	$68,781	13.1%	$42,085	8.0%	$52,606	10.0%

Leverage ratio:
Sun	$68,582	7.1%	$38,507	4.0%	N/A	N/A
Bank	$62,577	6.7%	$37,541	4.0%	$46,926	5.0%

Payment of Dividends

Sun is a legal entity separate and distinct from its subsidiaries. The majority of Sun’s revenue is from dividends paid to Sun by its banking subsidiary.  Sun’s banking subsidiary is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both Sun and its banking subsidiary are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Sun does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2002, Sun’s subsidiaries declared $7,331,000 in dividends payable to Sun.

18. Condensed Financial Information – Parent Company Only

CONDENSED BALANCE SHEETS

(In Thousands)

December 31,	2002	2001
Assets:
Cash	$105	$150
Securities available for sale	500	—
Subsidiary investments:
SunBank	97,636	88,188
SUBI Investment Company	2,064	9,304
Beacon Life Insurance Company	528	542
Sun Trust I	511	511
Sun Abstract & Settlement Services	15	14
Receivable from Sun Trust I	19	19
Subordinated debenture issuance costs	397	446
Other assets	593	56
Total assets	$102,368	$99,230
Liabilities:
Subordinated debentures	$20,166	$20,955
Subordinated debenture interest payable	633	755
Accounts payable	322	9
Total Liabilities	21,121	21,719
Shareholders’ Equity:
Common stock	84,591	83,565
Retained earnings (deficit)	(5,159)	(6,961)
Accumulated other comprehensive income	3,578	2,069
Treasury stock	(1,763)	(1,162)
Total shareholders’ equity	81,247	77,511
Total liabilities and shareholders’ equity	$102,368	$99,230

CONDENSED STATEMENTS OF INCOME

(In Thousands)

Years Ended December 31,	2002	2001	2000
Income:
Dividends from subsidiaries	$7,331	$1,059	$6,506
Interest and other income	69	75	19
Total income	7,400	1,134	6,525
Expenses:
Subordinated debenture interest	1,944	1,623	—
Stationery and printing	51	61	17
Professional fees	288	197	82
Other expenses	243	260	221
Total expenses	2,526	2,141	320
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	4,874	(1,007)	6,205
Income tax benefit	(855)	(698)	(107)
Income (loss) before equity in undistributed earnings of subsidiaries	5,729	(309)	6,312
Equity in undistributed earnings (losses) of subsidiaries	687	8,659	(1,714)
Net income	$6,416	$8,350	$4,598

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

Years Ended December 31,	2002	2001	2000
Cash flows from operating activities:
Net income	$6,416	$8,350	$4,598
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(687)	(8,659)	1,714
(Increase) decrease in other assets	(487)	(487)	989
Increase (decrease) in liabilities	191	642	117
Net cash provided by (used in) operating activities	5,433	(154)	7,418
Cash flows from investing activities:
Purchases of investment securities	(500)	(7)	(240)
Purchase of investment in SUBI Investment Company	—	(8,460)	—
Purchase of investment in Sun Trust I	—	(511)	—
Purchase of investment in Sun Abstract	—	—	(15)
Proceeds from return of capital of investment in Sun Abstract	—	7	—
Net cash used in investing activities	(500)	(8,971)	(255)
Cash flows from financing activities:
Proceeds from issuance of subordinated debentures	—	17,011	—
Repayment of subordinated debentures	(789)	—	—
Cash dividends	(4,614)	(4,134)	(5,277)
Return of capital, Sun Abstract	—	4	—
Purchase of Guaranty Bank, N.A.	—	(2,544)	—
Purchase of treasury stock	(601)	(1,213)	(1,995)
Proceeds from sale of stock for employee benefit program	1,026	123	112
Net cash (used in) provided by financing activities	(4,978)	9,247	(7,160)
Net (decrease) increase in cash and cash equivalents	(45)	122	3
Cash and cash equivalents at beginning of year	150	28	25
Cash and cash equivalents at end of year	$105	$150	$28

19. Consolidated Quarterly Financial Data (Unaudited)

(Dollars in Thousands, Except for Per Share Data)

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Interest income	$13,741	$14,144	$13,727	$12,931	$54,543
Interest expense	(7,705)	(7,411)	(7,351)	(7,181)	(29,648)
Net interest income	6,036	6,733	6,376	5,750	24,895
Provision for loan and lease losses	(405)	(405)	(450)	(200)	(1,460)
Net security gains	95	45	3	473	616
Non-interest income	1,025	1,531	1,627	1,869	6,052
Non-interest expenses	(4,900)	(5,428)	(5,651)	(6,643)	(22,622)
Income before income taxes	1,851	2,476	1,905	1,249	7,481
Income tax provision	(299)	(535)	(210)	(21)	(1,065)
Net income	$1,522	$1,941	$1,695	$1,228	$6,416
Net income per share – Basic	$0.22	$0.27	$0.24	$0.17	$0.90
Net income per share – Diluted	$0.22	$0.27	$0.24	$0.16	$0.89

Quarterly information has been restated to reflect the adoption of SFAS 142 and SFAS 147 as described in Note 8.

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Previously reported non-interest expenses	$5,134	$5,662	$5,885	$6,643	$23,324
Less: reversal of amortization	(234)	(234)	(234)	—	(702)
Restated non-interest expenses	$4,900	$5,428	$5,651	$6,643	$22,622

2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Interest income	$13,692	$14,723	$16,198	$15,081	$59,694
Interest expense	(8,518)	(9,142)	(9,593)	(8,706)	(35,959)
Net interest income	5,174	5,581	6,605	6,375	23,735
Provision for loan and lease losses	(300)	(300)	(325)	(575)	(1,500)
Net security (losses) gains	798	38	62	(54)	844
Non-interest income	810	893	1,235	834	3,772
Gain on sale of branches	—	—	—	4,892	4,892
Non-interest expenses	(4,096)	(4,833)	(5,413)	(5,707)	(20,049)
Income before income taxes	2,386	1,379	2,164	5,765	11,694
Income tax provision	(613)	(285)	(613)	(1,833)	(3,344)
Net income	$1,773	$1,094	$1,551	$3,932	$8,350
Net income per share – Basic	$0.27	$0.16	$0.22	$0.55	$1.20
Net income per share – Diluted	$0.27	$0.16	$0.22	$0.55	$1.20

20. Recent Accounting Pronouncements

Goodwill and Other Intangible Assets:

On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. Notes 1 and 8 provide further detail on the accounting for goodwill and intangible assets under the standard and the impact of the adoption on the financial statements. The standard’s adoption had no impact on liquidity.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145):

In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation:

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.

As permitted, Sun will continue to account for these plans under APB Opinion 25, and the pro forma impact of accounting for these plans will be disclosed in the consolidated financial statements.

Acquisitions of Certain Financial Institutions:

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

Guarantees:

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for Sun as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Sun does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. Management does not believe the interpretation will have a material impact on the consolidated financial statements.

21. Subsequent Events

On January 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.165 per common share. The dividend will be payable March 7, 2003 to shareholders of record on February 23, 2003.

Effective January 1, 2003, Sun acquired Bank Capital Services Corporation (Bank Capital), a lease broker, in exchange for stock and cash in the amount of $590,000. Bank Capital was approximately $216,000 in assets at December 31, 2002 and will operate as a subsidiary of SunBank.

In December 2002, Sun announced that an agreement has been signed for Sun to purchase Mid-Penn Insurance (Mid-Penn) as its foundation agency.  Mid-Penn will operate as a subsidiary of Sun Bancorp, Inc.  Management and the Board of Directors expect to execute the final documents during March 2003.

In December 2002, Sun announced that an agreement has been signed for Sun to purchase Steelton Bancorp (Steelton). Steelton’s two branches will be merged into SunBank and will operate under the name of SunBank. Steelton provides Sun with its entrance into the Harrisburg, PA market. Management and the Board of Directors expect to execute the final documents during April 2003.

On March 27, 2003, the Board of Directors elected to apply for Financial Holding Company status, which will expand the permissible activities of Sun.

Report of Independent Accountants

To the Shareholders and Board of Directors of SUN BANCORP, INC:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Sun Bancorp, Inc. and its subsidiaries (Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants whose report dated February 19, 2002 expressed an unqualified opinion on those statements.

As discussed in notes 1 and 8 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and No. 147, Acquisition of Certain Financial Institutions.

PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania

February 11, 2003

Five-Year Financial Highlights

Selected Financial Data

Balance Sheet Data (In Thousands)	2002	2001	2000	1999	1998
Assets	$951,174	$922,050	$743,588	$710,921	$623,577
Deposits	587,480	573,877	444,566	400,121	363,886
Loans	583,519	515,520	406,775	377,485	326,928
Securities available for sale	219,438	305,612	290,513	282,616	254,780
Shareholders’ equity	81,247	77,511	62,527	56,013	67,801
Average equity	79,966	68,207	57,768	63,537	67,063
Average assets	931,320	866,053	724,435	661,099	575,797

Earnings Data (In Thousands)
Interest income	$54,543	$59,694	$53,360	$47,454	$42,677
Interest expense	29,648	35,959	31,825	26,230	22,467
Net interest income	24,895	23,735	21,735	21,224	20,210
Provision for loan and lease losses	1,460	1,500	2,500	1,925	1,200
Net interest income after provision
for loan and lease losses	23,435	22,235	19,235	19,299	19,010
Net security gains (losses)	616	844	(1,955)	1,962	1,403
Non-interest income	6,052	3,772	2,939	2,998	2,687
Gain on sale of branches	—	4,892	—	—	—
Non-interest expenses	22,622	20,049	14,095	12,079	11,295
Income before income tax provision	7,481	11,694	6,124	12,180	11,805
Income tax provision	1,065	3,344	1,526	3,425	3,079
Net income	6,416	8,350	4,598	8,755	8,726
Dividends paid	4,613	4,134	5,277	6,135	5,369

Ratios
Return on average assets	0.69%	0.93%	0.63%	1.32%	1.51%
Return on average equity	8.02%	12.24%	7.96%	13.78%	13.01%
Efficiency ratio	73.10%	57.04%	54.07%	46.75%	46.03%
Net interest margin	3.09%	3.12%	3.46%	3.57%	4.00%
Equity to assets (year end)	8.54%	8.42%	8.41%	7.88%	10.87%
Loans to deposits (year end)	99.33%	89.83%	91.50%	94.34%	89.84%
Loans to assets (year end)	61.35%	55.98%	54.70%	53.10%	52.43%
Dividend payout (percentage of net income)	71.90%	49.51%	114.77%	70.07%	61.53%

Per Share Data
Net income per share — Basic	$0.90	$1.20	$0.68	$1.28	$1.27
Net income per share — Diluted	$0.89	$1.20	$0.68	$1.28	$1.26
Cash dividends per share	$0.645	$0.60	$0.78	$0.90	$0.78
Book value per share	$11.33	$10.85	$9.39	$8.25	$9.89
Average shares outstanding — Basic	7,154,107	6,942,122	6,769,924	6,813,956	6,856,955
Average shares outstanding — Diluted	7,196,534	6,945,504	6,784,262	6,860,114	6,923,366
Approximate number of shareholders	2,236	2,207	2,159	2,105	1,977

Management’s Discussion and Analysis

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

Operations

Sun provides community-based commercial banking and wealth management services through 23 SunBank offices in Lycoming, Snyder, Union, Northumberland, Clinton, and Luzerne counties in northeast and central Pennsylvania. The offices are located in diversified local economies with solid manufacturing and service bases. Those local economies have not been subjected to observable significant adverse effects during 2002. During the fourth quarter of 2001, Sun sold its two branches in Elk and Cameron counties in part due to management’s assessment that local economic conditions were not consistent with Sun’s objectives.

Sun’s business is focused in community banking, commercial banking, wealth management, leasing and treasury. Through community banking, Sun delivers financial products and services to retail customers via its branch network, telephone systems, and internet systems. Community banking products and services include a wide range of deposit products, residential mortgage loans, vehicle and personal loans, auto leasing, and other services. Sun’s commercial banking business line provides credit, deposit, cash management, and other services to businesses, municipalities, and nonprofit organizations. The wealth management group provides asset management and trust services to retail and corporate customers. The treasury area manages Sun’s investment securities portfolio and overall asset/liability strategy. In addition, Sun has subsidiaries and ownership interests in partnerships that engage in various business activities, including credit life and disability insurance, title insurance and settlement services, equipment leasing, consumer auto leasing, and affordable housing for senior citizens.

Application of Critical Accounting Policies

Sun’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by Sun are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, and the valuation of leased asset residuals to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan and Lease Losses section of this financial review.

Lease financing receivables include a residual value component, which represents the estimated wholesale market value of the leased asset upon the expiration of the lease. Sun leases various types of equipment under commercial lease financing arrangements and also has a portfolio of automobile lease financings. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets.

Operating Performance

Summary:

Sun reported net income of $6,416,000 for the year ended December 31, 2002, or $0.90 basic per share as compared to $8,350,000 for the year ended December 31, 2001, or $1.20 basic per share. Excluding the sale of two branches during 2001 and the adoption of SFAS 142 and 147 during 2002, net income would have increased $212,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

During 2002, management implemented many new strategies and programs expected to begin improving Sun’s performance. Management’s 2002 efforts were concentrated on strengthening credit quality, establishing Sun’s brand of community-focused commercial banking, expanding core markets, building an effective sales culture, and introducing new products and services to increase fee income. Management’s efforts have been largely successful and will continue in 2003.

Sun’s 2002 financial results illustrate both the potential for growth and improved performance, but also show the lingering effects of past leverage strategies. Management believes Sun’s strategies, culture, and services are aligned to enable continued improvement. Sun’s 2002 announced acquisitions of Bank Capital Services Corp., Mid-Penn Insurance, and Steelton Bancorp have provided attractive new markets with significant growth potential. Management intends to vigorously pursue improved performance in 2003 and beyond through its focus on credit quality, core deposit growth, effective risk management, fee income growth, and market expansion.

Interest Earning Assets

Loans

Loans represent Sun’s largest interest earning asset component. Net total loans increased $67,999,000 to $583,519,000 at December 31, 2002, from $515,520,000 at December 31, 2001, which represents 13.2% growth. The largest increases occurred in commercial loans and in auto leasing, which reflected Sun’s strategic plan to grow those portfolios. Management believes the loan portfolio is adequately diversified and no credit concentration exceeds 50% of the Bank’s tier 1 capital as shown in Note 17.

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

The following table identifies loan portfolio composition, net of unearned income, unamortized discounts on purchased loans, deferred loan fees, and ALLL, for the five years ended December 31:

(In Thousands)	2002	2001	2000	1999	1998
Real estate — Mortgage	$404,350	$377,045	$203,371	$178,876	$192,592
Real estate — Construction	17,721	6,893	5,340	3,318	3,353
Agricultural	138	503	617	1,059	971
Commercial and industrial	54,624	34,914	117,096	114,193	52,823
Individual	85,920	93,200	86,123	85,255	83,343
Lease — Auto	29,698	8,489	—	—	—
Lease — Equipment	4,955	2,287	—	—	—
Other	328	1,619	54	104	383
Deferred fees and unearned income on loans	(7,945)	(3,089)	(538)	(955)	(1,940)
Unamortized net discount on purchased loans	(64)	(137)	(214)	(508)	(1,270)
ALLL	(6,206)	(6,204)	(5,074)	(3,857)	(3,327)
Total loans, net	$583,519	$515,520	$406,775	$377,485	$326,928

The following tables report gross loan balances by maturities and interest rate repricing for agricultural, commercial and industrial, and real estate – construction loans at December 31, 2002.

(In Thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Agricultural, commercial and industrial	$30,795	$12,737	$11,092	$54,624
Real estate — Construction	8,983	7,474	1,263	17,721
Total	$39,778	$20,211	$12,355	$72,345

	Interest Rate Sensitivity
	Fixed Rate	Variable Rate	Total
Due within one year	$1,173	$29,622	$30,795
Due after one year	19,519	4,310	23,829
Total	$20,692	$33,932	$54,624

All construction loans are written with fixed rate terms.

Credit Quality

Despite adverse national economic developments, Sun’s credit quality remained healthy during 2002. As 2002 progressed, some banks began reporting credit difficulties and bank regulatory agencies cautioned that overall bank credit quality might be pressured. Contrary to industry trends, Sun’s credit quality remained solid and loan demand remained strong.

Net loans grew $67,999,000, or 13.2%, to $583,519,000 from $515,520,000 at December 31, 2001. While net loans increased substantially, past due and nonperforming loans remained stable. At December 31, 2002, past due and nonperforming loans totalled $7,174,000 (1.23% of net loans) compared to $7,289,000 (1.41% of net loans) as of December 31, 2001.

Management continued to strengthen the credit culture and control environment. Sun extends primarily secured credit, and management closely evaluates collateral both prior to extending credit and periodically thereafter. A consistent credit-scoring system, tailored for each loan segment, enables management to carefully evaluate each borrower’s credit risk. Risk-based pricing enables management to price loans based on each credit’s unique risk characteristics. Management’s efforts have been successful, but improvement is continually sought.

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

Nonaccrual, past due, and restructured loans for the five years ended December 31, 2001:

(In Thousands)	2002	2001	2000	1999	1998
Loans past due 30 to 89 days	$3,662	$3,520	$3,185	$4,954	$8,545
Loans past due 90 days or more	315	560	1,429	1,015	2,867
Nonaccrual loans	2,934	2,851	837	1,965	635
Restructured loans	263	358	368	320	243
Total past due and nonperforming loans	$7,174	$7,289	$5,819	$8,254	$12,290

Total past due and nonperforming loans above include “impaired” loans of approximately $4,775,000 at December 31, 2002, and $5,592,000 at December 31, 2001. In accordance with SFAS 114, a loan is considered impaired when, based on current information and events, it appears probable all amounts due will not be collected according to the loan’s contractual terms. This category does not apply to large groups of smaller balance loans collectively evaluated for impairment, such as residential mortgage and consumer loans. Refer to Note 6 for information on interest reported on the cash basis.

Allowance for Loan and Lease Losses (ALLL)

Sun’s ALLL reflects periodic provisions for loan and lease losses, and that provision is reported as an expense in current income. Loan losses are charged against the ALLL in the period in which they have been determined uncollectible. Recoveries of previously charged off loans are credited to the ALLL when received. Management maintains the ALLL at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio. Management believes the ALLL is adequate as of December 31, 2002.

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

Management closely monitored the ALLL during 2002 concurrently with other efforts that produced improved credit quality (refer to Credit Quality subsection). Management held the provision for loan and lease losses (PLLL) constant at $1,460,000 during 2002. The ALLL decreased to 1.05% at December 31, 2002 from 1.20% of total loans at December 31, 2001. The decrease is primarily the result of the charge off of a commercial loan, which Sun is pursuing recovery through the legal system and insurance claim.

Management has continued to enhance its methodology for analyzing the ALLL and for allocating reserves. The ALLL represents management’s estimate of an amount adequate to absorb probable loan losses due to credit quality and economic factors. Management cannot precisely quantify that amount due to many uncertainties, including future global, national, and local economic conditions and other factors. As a result, unforeseen developments may require management to increase the ALLL. Such developments could include changing economic conditions or negative developments with borrowers. In addition, bank regulators periodically assess Sun’s ALLL and may, consistent with examination guidelines and current information, require an increased ALLL. As a result, any number of factors may materially change management’s analysis in the future.

ALLL Allocation and ALLL Changes for the five years ended December 31, 2001:

(In Thousands)	Allowance	2002 % of Total Allowance	•Allowance	2001 % of Total Allowance	•Allowance	2000 % of Total Allowance	•Allowance	1999 % of Total Allowance	•Allowance	1998 % of Total Allowance
Real estate	$1,107	17.84%	$2,357	37.99%	$1,870	36.85%	$844	47.59%	$1,408	58.76%
Commercial and industrial	2,849	45.91	1,922	30.98	1,990	39.22	908	30.13	479	16.25
Individual	2,250	36.25	1,925	31.03	1,214	23.93	2,105	22.28	1,440	24.99
Total ALLL	$6,206	100.00%	$6,204	100.00%	$5,074	100.00%	$3,857	100.00%	$3,327	100.00%

(In Thousands)	2002	2001	2000	1999	1998
Balance, beginning of year	$6,204	$5,074	$3,857	$3,327	$3,130
Loans and leases charged off:
Real estate	(231)	(303)	(223)	(389)	(271)
Commercial and industrial	(1,140)	(321)	(618)	(169)	(276)
Individual	(542)	(659)	(712)	(1,048)	(704)
Total loans and leases charged off	(1,913)	(1,283)	(1,553)	(1,606)	(1,251)
Recoveries:
Real estate	230	63	40	36	95
Commercial and industrial	41	139	37	26	32
Individual	184	139	193	149	121
Total recoveries of loans and leases charged off	455	341	270	211	248
Net loans charged off	(1,458)	(942)	(1,283)	(1,395)	(1,003)
Provision for loan and lease losses	1,460	1,500	2,500	1,925	1,200
ALLL assumed upon acquisition of Guaranty	—	572	—	—	—
Balance, end of year	$6,206	$6,204	$5,074	$3,857	$3,327
Ratios:
Net charge-offs to average loans	.34%	.19%	.32%	.40%	.32%
ALLL to total loans at December 31	1.05%	1.20%	1.23%	1.01%	1.00%
ALLL to total nonperforming loans	183.56%	164.61%	192.63%	116.88%	88.84%

Investment Securities

Sun’s securities portfolio traditionally was composed almost entirely of long-term mortgage pass-through securities. However, those instruments carry significant market risk and extension risk due to prepayment volatility. Management now maintains the investment portfolio to serve as a stable source of supplemental liquidity and earnings.

Thus, management’s portfolio strategy focuses on maximizing risk-adjusted return through effective analysis of cash flows and embedded options. Generally, Sun does not take material credit risk in its securities portfolio. Sun’s investment activities emphasize instruments with well-structured cash flows, competitive returns, and moderate market risk. Through careful monitoring and transaction timing, management has reduced the securities portfolio’s embedded market risk without a substantial decline in aggregate yield. Management intends to pursue further risk reduction strategies during 2003 whenever warranted.

Investment securities contractual maturities as of December 31, 2002:

	Within One Year Amortized		After One But Within Five Years Amortized		After Five But Within Ten Years Amortized		After Ten Years Amortized		Total Amortized
(In Thousands)	Cost	Yield (3)	Cost	Yield (3)	Cost	Yield (3)	Cost	Yield (3)	Cost	Yield (3)
Obligations of U.S. government agencies	$5,514	2.91%	$10,546	4.95%	$27,697	6.13%	$129,795	5.15%	$173,552	5.22%
Obligations of states and political subdivisions(1)	1,062	5.54	3,446	6.15	2,500	7.34	12,759	8.14	19,767	7.55
Corporate	1,187	5.77	1,005	6.01	2,181	8.82	1,202	8.70	5,575	7.67
Total $7,763	3.70%	$14,997	5.30%	$32,378	6.41%	$143,756	5.44%	$198,894	5.52%

Equity securities(2)									15,123
Total investment securities									$214,017	5.13%

(1) Tax-equivalent income calculated using a 34% federal income tax rate.

(2) Equity securities have no stated maturity or dividend rate.

(3) Yields based on 360/360 calculation.

Funding

Deposits:

Sun’s total deposits increased $13,603,000, or 2.37%, to $587,480,000 at December 31, 2002, compared to $573,877,000 at December 1, 2001.

In 2001, total deposits increased $129,311,000 or 29.09%, including certain non cash transactions of $137,868,000 related to acquisition and disposal activities. During 2001, Sun began to concentrate its deposit gathering efforts on core deposits to reduce the reliance on higher cost certificates of deposit and borrowed funds, which increased interest expense, decreased net interest income, and compressed the net interest margin. Sun considers core funding to be only deposit accounts without stated maturities. Such transaction and savings products generally represent more lasting, lower cost relationships. At December 31, 2002, Sun had $320,967,000 in core deposits, an increase of $28,157 or 9.62%, from $292,810 at December 31, 2001. This increase is attributable to the decline in the stock market and the customer relationship program.

(In Thousands)

December 31,	% of 2002	% Change Total	from Prior Year
Demand deposits	$59,181	10.07%	1.93%
NOW accounts	155,114	26.40	6.00
Insured Money Market Accounts	29,827	5.08	65.17
Savings deposits	76,712	13.06	8.90
Time Certificates of Deposit of $100,000 or more	46,630	7.94	(5.77)
Other time deposits	220,016	37.45	(5.00)
Total deposits	$587,480	100.00%	2.37%

December 31,	% of 2001	% Change Total	from Prior Year
Demand deposits	$58,063	10.12%	46.02%
NOW accounts	146,339	25.50	32.66
Insured Money Market Accounts	18,058	3.15	14.22
Savings deposits	70,422	12.27	74.54
Time Certificates of Deposit of $100,000 or more	49,484	8.62	11.24
Other time deposits	231,511	40.34	19.43
Total deposits	$573,877	100.00%	29.09%

Other Funding:

Sun continued using borrowed funds to supplement deposits during 2002. At December 31, 2002, the $220,000 in FHLB term advances were variable rate advances that mature between 2008 and 2010.

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

NIM narrowed by 3 basis points to 3.09% for 2002 compared to 3.12% for 2001. The compression resulted principally from the prepayment of loans and investments as caused by the rate reductions by the Federal Reserve over the past two years.

Net interest income was $24,895,000 for 2002, compared with $23,735,000 for the prior year. On a taxable equivalent basis, net interest income decreased $360,000 to $25,913,000 for 2002 versus $26,273,000 for the prior year. The following table provides additional information related to net interest income.

Consolidated Statements of Income

Average Balances and Net Interest Income

This table presents average daily balance composition and net interest income on a fully taxable equivalent basis:

(In Thousands)	2002			2001			2000
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$17,195	$363	2.11%	$37,753	$1,345	3.56%	$7,092	$428	6.03%
Loans (net of unearned income)(1)(2)	568,154	40,806	7.18	483,817	40,555	8.38	399,517	35,399	8.86
Investments:
Taxable	232,911	12,855	5.52	298,346	18,609	6.24	260,337	18,201	6.99
Tax exempt(2)	21,009	1,537	7.32	21,950	1,723	7.85	17,823	1,465	8.22
Total interest-earning assets	839,269	55,561	6.62	841,866	62,232	7.39	684,769	55,493	8.10

Non-interest-earning assets:
Cash and due from banks	19,444			15,082			12,267
Bank premises & equipment	14,783			13,604			10,659
Intangible assets	22,924			18,000			9,041
Accrued interest and other assets	41,618			13,298			12,059
Less:
ALLL	(6,840)			(5,807)			(4,410)
Unamortized loan fees	122			10			50
Total assets	$931,320			$896,053			$724,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$151,004	$1,974	1.31%	$136,075	$3,285	2.41%	$94,374	3,601	3.82%
Insured Money Market Accounts	22,329	412	1.85	20,945	568	2.71	18,624	724	3.89
Savings deposits	76,656	1,200	1.57	63,090	1,241	1.97	43,849	880	2.01
Time deposits	275,373	11,147	4.05	291,327	16,070	5.52	224,690	12,870	5.73
Short-term borrowings	22,897	325	1.42	17,270	430	2.49	16,729	853	5.10
Subordinated debentures	20,083	1,892	9.42	16,051	1,578	9.83	—	—	—
Other borrowed funds	220,849	12,698	5.75	222,000	12,787	5.76	223,785	12,897	5.76
Total interest-bearing liabilities	789,191	29,648	3.76	766,758	35,959	4.69	622,051	31,825	5.12
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	57,310			57,478			40,840
Accrued interest and other liabilities	4,853			3,610			3,776
Shareholders’ equity	79,966			68,207			57,768
Total liabilities and shareholders’ equity	$931,320			$896,053			$724,435
Interest rate spread			2.86%			2.70%			2.98%
Net interest income/margin		$25,913	3.09%		$26,273	3.12%		$23,668	3.46%

(1) Average loan balances include non-accrual loans and interest income includes fees on loans.

(2) Yields on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

Management’s Discussion and Analysis

Volume and Rates

Changes in interest income and interest expense can result from variances in both volume and rates. The following table shows an analysis of the effect of volume and rate variances on taxable equivalent interest income, interest expense, and net interest income.

(In Thousands)	2002 Compared to 2001 Increase (Decrease)			2001 Compared to 2000 Increase (Decrease)
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing deposits	$(733)	$(249)	$(982)	$1,688	$(771)	$917
Loans	7,061	(6,810)	251	7,467	(2,311)	5,156
Investments:
Taxable	(4,077)	(1,677)	(5,754)	2,653	(2,245)	408
Tax exempt	(74)	(112)	(186)	339	(81)	258
Total interest-earning assets	2,177	(8,848)	(6,671)	12,147	(5,408)	6,739
Interest paid on:
NOW Accounts	359	(1,670)	(1,311)	1,597	(1,913)	(316)
Insured Money Market Accounts	38	(194)	(156)	91	(247)	(156)
Savings deposits	268	(309)	(41)	388	(27)	361
Time deposits	(879)	(4,044)	(4,923)	3,823	(623)	3,200
Short-term borrowings	140	(245)	(105)	28	(451)	(423)
Subordinated debentures	396	(82)	314	1,578	—	1,578
Other borrowed funds	(66)	(23)	(89)	(110)	—	(110)
Total interest-bearing liabilities	256	(6,567)	(6,311)	7,395	(3,261)	4,134
Net interest income	$1,921	$(2,281)	$(360)	$4,752	$(2,147)	$2,605

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

(In Thousands)    2002 Compared to 20012001 Compared to 2000

	Average $ Change	Volumes % Change	Income/ Expense $ Change	% Change	Average • $ Change	Volumes % Change	Income/ Expense $ Change	% Change
Loans, net	$84,337	17.43%	$1,707	4.42%	$84,300	21.10%	$4,639	13.67%
Investment securities	(66,376)	(20.72)	(5,876)	(29.76)	42,136	15.15	578	3.02
Interest-bearing deposits	(20,558)	(54.45)	(982)	(73.01)	30,661	394.81	917	214.25
Total interest-earning assets	$(2,597)	(0.31)%	$(5,151)	(8.63)%	$157,097	22.94%	$6,134	11.45%
NOW Accounts	$14,929	10.97%	$(1,311)	(39.91)%	$41,701	44.19%	$(316)	(8.78)%
Insured Money Market Accounts	1,384	6.61	(156)	(27.46)	2,321	12.46	(156)	(21.55)
Savings deposits	13,566	21.50	(41)	(3.30)	19,241	43.88	361	41.02
Time deposits	(15,954)	(5.48)	(4,923)	(30.63)	66,637	29.66	3,200	24.86
Short-term borrowings	5,627	32.58	(105)	(24.42)	541	3.23	(423)	(49.59)
Subordinated debentures	4,032	25.12	314	19.90	16,051	100.00	1,578	100.00
Other borrowed funds	(1,151)	(0.52)	(89)	(0.70)	(1,785)	.80	(110)	(.85)
Total interest-bearing liabilities	$22,433	2.93%	$(6,311)	(17.55)%	$144,707	23.26%	$4,134	12.99%
Net interest income			$1,160	4.89%			$2,000	9.20%
Provision for loan and lease losses			(40)	(2.67)			(1,000)	40.00
Net interest income after provision for loan and lease losses			1,200	5.40			3,000	15.60
Service charges on deposit accounts			1,138	59.80			588	44.71
Trust income			14	1.88			(152)	(16.95)
Net securities gains			(228)	(27.01)			2,799	143.17
Income from investment sales			97	31.39			309	100.00
Bank owned life insurance			720	100.00
Income from insurance subsidiary			(106)	(57.92)			(87)	(32.22)
Gain on sale of branches			(4,892)	(100.00)			4,892	100.00
Gain on sale of loans			125	96.15			105	420.00%
Other income			292	58.17			70	16.20
Total non-interest income			(2,840)	(29.87)			8,524	866.29
Salaries and employee benefits			2,120	21.90			2,361	32.26
Net occupancy and equipment expenses			133	4.85			896	48.59
Pennsylvania shares tax			101	12.63			99	16.50
Amortization of intangibles			(1,567)	(100.00)			812	107.55
Expenses of insurance subsidiary			7	6.36			(80)	(42.11)
Other expenses			1,779	33.87			1,866	55.09
Total non-interest expenses			2,573	12.83			5,954	42.24
Income before income tax provision			(4,213)	(36.03)			5,570	90.95
Income tax provision			(2,279)	(68.15)			1,818	119.13
Net income			$(1,934)	(23.16)%			$3,752	81.60%

Non-Interest Income

Non-interest income, excluding gain on sale of branches, increased $2,052,000 or 44.5%, from 2001 to 2002. This increase resulted largely from the recognition of $720,000 in fee income from bank owned life insurance and an increase of $1,138,000 in service charge on deposits.

Service charges on deposit accounts demonstrated continued growth and increased 59.8% in 2002. This growth resulted from an overdraft honor program, increased transaction account fee income, and increased ATM usage fees. Management will continue pursuing ATM expansion in high volume locations. Trust income increased 1.9% during 2002 as the stock market remained stagnant which caused the fair market value of the accounts to remain stable which has a direct result on fees generated.

Gains on loan sales increased $125,000 from 2002 to 2001. Other income increased $292,000 or 58.2%, from 2001 to 2002 as a result of increased miscellaneous income and non-yield related loan fees.

Changes in non-interest income for the years ended December 31:

(In Thousands)	2002	% Change	2001	% Change	2000
Service charges on deposit accounts	$3,041	59.80%	$1,903	44.71%	$1,315
Trust income	759	1.88	745	(16.95)	897
Net securities gains (losses)	616	(27.01)	844	143.17	(1,955)
Income from insurance subsidiary	77	(57.92)	183	(32.22)	270
Income from investment sales	406	31.39	309	100.00	—
Bank owned life insurance	720	100.00	—	—	—
Gain on sale of branches	—	(100.00)	4,892	100.00	—
Gain on sale of loans	255	96.15	130	420.00	25
Other income	794	58.17	502	16.20	432
Total non-interest income	$6,668	(29.87)%	$9,508	866.26%	$984

Non-Interest Expenses

Non-interest expenses increased $2,573,000 or 12.8%, from 2001 to 2002. That increase resulted primarily from the outsourcing of the daily processing functions which has required parallel systems to be run during the period of conversion. Cost savings associated with the outsourcing have not yet been realized as parallel systems are being run during the conversion. Salaries and employee benefits increased $2,120,000 or 21.9%, from 2001 to 2002. The increase is the result of a full year’s impact of the Guaranty Bank and three branch purchases during 2001 and Sun continuing to attract key individuals to provide increased market coverage. Occupancy and furniture and equipment expenses remained steady from 2001 to 2002. Other expenses increased $1,779,000 from 2001 to 2002. In addition, Sun incurred a significant increase in consulting fees related to infrastructure improvements. Amortization of intangibles declined $1,567,000 as under SFAS 147 and SFAS 142 as described in Note 8, Sun is no longer required to amortize goodwill.

Changes in non-interest expense for the years ended December 31:

(In Thousands)	2002	% Change	2001	% Change	2000
Salaries and employee benefits	$11,800	21.90%	$9,680	32.26%	$7,319
Net occupancy expenses	1,083	8.84	995	50.78	660
Furniture and equipment expenses	1,790	2.58	1,745	47.38	1,184
Pennsylvania shares tax	800	14.45	699	16.50	600
Amortization of intangibles	—	(100.00)	1,567	107.55	755
Expenses of insurance subsidiary	117	6.36	110	(42.11)	190
Other expenses	7,032	33.87	5,253	55.09	3,387
Total non-interest expenses	$22,622	12.83%	$20,049	42.24%	$14,095

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

As financial intermediaries, banks cannot completely avoid IRR. However, excessive IRR can threaten earnings, capital, liquidity, and solvency. IRR has many components, including repricing risk, basis risk, yield curve risk, option risk, and price risk. Sun’s primary, but not sole, IRR source is balance sheet optionality from residential mortgages and mortgage-backed securities. Those assets may prepay principal at changing speeds depending on interest rate levels and other factors beyond Sun’s control. When prepayments occur, management must reinvest those cash flows at current market rates (in loans or securities). Thus, future interest levels and paths may negatively (or positively) affect Sun’s net interest income.

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

Rate Shock Forecast at December 31, 2002:

(In Thousands)

	Parallel rate shock in basis points (bp)
	-200bp*	-100bp*	0bp	+100bp	+200bp
Interest income:	$43,852	$47,145	$50,810	$53,955	$57,191
Interest expense:	$22,220	$23,308	$25,072	$26,837	$28,603
Net interest income	$21,632	$23,837	$25,738	$27,118	$28,588

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

(In Thousands)

December 31,	2002 Cost	Fair Value	2001 Cost	Fair Value
Marketable equities	$3,111	$2,932	$3,836	$3,102
Restricted stock	12,012	12,012	11,114	11,114
Total	$15,123	$14,944	$14,950	$14,216

Until 2000, Sun had actively invested in both bank and non-bank marketable equities. In 2000, management began a long-term program to gradually reduce equity investments and risk exposure to a nominal amount. Management has successfully reduced Sun’s marketable equity price risk exposure, as shown in the table below:

(In Thousands)

December 31,	2002	2001
Cost	$3,111	$3,836
Fair Value	2,932	3,182
Unrealized Loss	$(179)	$(654)

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

Sun is currently, and has been in the past, designated a well-capitalized institution. Shareholders’ equity increased $3,736,000 to $81,247,000 at December 31, 2002, from $77,511,000 at December 31, 2001. Unrealized gains or losses, net of taxes, on securities available for sale are reported as accumulated other comprehensive income (loss) within shareholders’ equity. Sun had unrealized gains, net of tax, of $3,578,000 at December 31, 2002, and unrealized gains, net of tax, of $2,069,000 at December 31, 2001. During 2002, Sun paid $4,614,000 in cash dividends. Management is not aware of any events or regulatory restrictions that would have a material effect on Sun’s capital adequacy.

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

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Sun’s chief executive officer and chief financial officer are each required to certify that Sun’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Sun’s internal controls; they have made certain disclosures to Sun’s auditors and the audit committee of the Board of Directors about Sun’s internal controls; and they have included information in Sun’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Sun’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

During 2002, the Board of Directors of Sun approved a series of actions to strengthen and improve its already strong corporate governance practices. Included in those actions was the adoption of new Corporate Governance Guidelines and new charters for the Audit, Compensation, and Nominating and Board of Directors’ Governance Committees and the drafting of a Code of Ethics and a Code of Ethics for Senior Financial Officers.

The Gramm-Leach-Bliley Act (GLBA) was enacted in November 1999 and most provisions became effective in March 2000. The GLBA permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” Financial holding companies may engage in a number of financial activities previously impermissible or subject to regulatory limitations for bank holding companies, including securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities (see Note 21).

Outlook

In last year’s annual report we outlined our customer relationship management strategy. We mentioned a focus on growing quality loans, growing core deposits, increasing fee income, market expansion and improved operational efficiencies. Our goals were very aggressive in all areas and we exceeded those goals, loans up 12%, with record loan quality, core deposits up 10%, fee income up 59%, while we also had significant technological advances.

We ended the year with the announced acquisitions of Bank Capital and Mid-Penn Insurance Associates, Inc, both who will provide needed solutions to our clients but also diversify our revenue sources. We also announced our acquisition of Steelton Bancorp, Inc, our entry into the capital region. Together, these lay the foundation for future success.

Entering 2003, we have made significant progress in transforming Sun to becoming a financial service provider, becoming that trusted advisor for our clients. We have outlined aggressive goals for 2003. It starts with organizational excellence beginning with our people. For us to be that trusted advisor, to provide value for our clients, we need the right people, trained and equipped with the right tools, doing the right things short and long term for our clients.

In 2003, we expect to exceed the aggressive goals we previously outlined but also an organization recognized for its commitment to all stakeholder groups, our shareholders, customers, employees and communities. Much progress has been made these last 2 years, we expect much more in 2003.

Shareholder Information

Common Stock Market Prices and Dividends Per Share

The common stock of Sun Bancorp, Inc. is traded publicly on the NASDAQ national market system under the symbol SUBI. The high and low bid information does not include retail mark-ups or mark-downs or any commission to the broker-dealer.

Quarter Ended	2002 Bid Information High	Low	Cash Dividends Paid	2001 Bid Information High	Low	Cash Dividends Paid
March 31	$18.05	$16.28	$.150	$15.73	$13.38	$.15
June 30	24.49	17.65	.165	16.50	14.85	.15
September 30	23.98	21.85	.165	17.50	14.65	.15
December 31	22.44	17.84	.165	17.50	15.50	.15

Market Makers Include:

Janney Montgomery Scott, Inc.

Wolfe Plaza

309 N. Fifth Street, Suite C

Sunbury, PA  17801

1-800-831-2741

F.J. Morrissey & Co., Inc.

1700 Market Street, Suite 1420

Philadelphia, PA  19103

1-215-563-8500

Ferris, Baker, Watts

3100 Market Street

Camp Hill, PA  17011

1-717-737-5800

First Tennessee Securities Corp.

845 Crossover Lane

Memphis, TN  38117

1-800-456-5460

Legg Mason

The Stadium Office Park, Suite 201

330 Montage Mountain Road

Scranton, PA  18507

1-800-346-4346

Sandler O’Neill & Partners, LP

919 Third Avenue

Sixth Floor

New York, NY 10022

1-800-635-6860

Wachovia Securities

P.O. Box 1357

Richmond, VA  23218

1-800-627-8625

Keefe, Bruyette & Woods

787 7th Avenue, 8th Floor

New York, NY  10019

1-212-887-8950

Ryan, Beck & Co.

Millennium 1

20 Ash Street

Conshohocken, PA  19428

1-800-342-2325

Ferris, Baker, Watts

100 Light Street

Baltimore, MD 21202

1-410-659-4616

Herzog, Heine & Geduld, Inc.

2 Penn Center, Suite 1708

Philadelphia, PA  19102

1-215-972-0813

Boenning & Scattergood, Inc.

Four Tower Bridge

200 Barr Harbor Drive, Suite 300

West Conshohocken, PA  19428

1-800-883-8383

Spear, Leads & Kellog

1900 Market Street

Philadelphia, PA  19103

1-212-422-2405

Knight Securities

525 Washington Boulevard

Newport Tower

Jersey City, NJ  07310

1-800-544-7508

Goldman, Sachs & Company

10 Exchange Place

11th Floor

Jersey City, NJ  07302

1-212-902-1000

Availability of Form 10-K

Upon written request of any shareholder, a copy of the Corporation’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, including the financial statements, and schedules thereto required to be filed with the Securities and Exchange Commission pursuant to Rule 13a-l under the Securities Exchange Act of 1934, as amended, may be obtained, without charge, from Shareholder Services, 155 North 15th Street, Lewisburg, PA 17837.

Information on Dividend Reinvestment Plan

A voluntary Dividend Reinvestment Plan is available to Sun shareholders. Participants may elect full dividend reinvestment and/or optional cash payments to purchase additional shares. Information about the plan may be obtained by contacting Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016-3572, Attn: Dividend Reinvestment Department, 1-800-368-5948.

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