Form 10-Q
period 2003-03-31
SUN BANCORP INC
filed 2003-05-15
CIK 713975

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or
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

(570) 523-4330
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

Indicate by check mark whether the registrant is an accelerated files (as defined in Rule 12b-2 at the Act).       Yes  ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,253,228
Class	Outstanding Shares At April 25, 2003

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

SUN BANCORP, INC.
CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$24,984	$21,399
Interest-bearing deposits in banks	1,112	20,170
Total cash and cash equivalents	26,096	41,569

Investment securities	279,167	219,438
Loans, net of allowance for loan and lease losses of $6,478 in 2003 and $6,206 in 2002	589,009	583,519
Bank premises and equipment, net	16,572	15,809
Goodwill	23,345	22,924
Accrued interest	3,607	3,501
Bank owned life insurance	31,126	30,800
Other assets	35,831	33,614
Total assets	$1,004,753	$951,174

(In Thousands, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$57,649	$59,181
Interest-bearing	540,418	528,299
Total deposits	598,067	587,480

Short-term borrowings	66,387	29,682
Other borrowed funds	231,900	222,000
Subordinated debentures	19,655	19,655
Accrued interest and other liabilities	8,709	13,110
Total liabilities	924,718	869,927

Shareholders’ equity

Common stock, no par value per share; 20,000,000 authorized shares: issued 7,316,644 shares in 2003 and 7,299,446 shares in 2002	84,933	84,591
Retained earnings (deficit)	(4,311)	(5,159)
Accumulated other comprehensive income	1,723	3,578
Less: Treasury stock, at cost, 149,358 shares in 2002 and 126,717 shares in 2001	(2,310)	(1,763)
Total shareholders’ equity	80,035	81,247
Total liabilities and shareholders’ equity	$1,004,753	$951,174

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In Thousands, Except for Per Share Data)	For the Three Months Ended March 31,
	2003	2002

Interest and dividend income:
Interest and fees on loans	$9,695	$9,694
Income from investment securities:
Taxable	2,299	3,549
Tax exempt	231	260
Dividends	111	134
Interest on deposits in banks	52	104
Total interest and dividend income	12,388	13,741

Interest expense:
Interest on deposits	3,127	4,000
Interest on short-term borrowings	107	72
Interest on other borrowed funds	3,138	3,153
Interest on subordinated debentures	468	480

Total interest expense	6,840	7,705

Net interest income	5,548	6,036

Provision for loan and lease losses	405	405

Net interest income, after provision for loan and lease losses	$5,143	$5,631

(In Thousands, Except for Per Share Data)	For the Three Months Ended March 31,
	2003	2002
Non-interest income:
Service charges on deposit accounts	$845	520
Trust income	219	154
Net security gains	1,496	95
Income from investment product sales	24	105
Bank owned life insurance	325	45
Income from insurance subsidiary	23	30
Gain on sale of loans	261	28
Other income	697	143
Total non-interest income	3,890	1,120

Non-interest expense:
Salaries and employee benefits	3,166	2,804
Net occupancy expenses	383	274
Furniture and equipment expenses	487	397
Expenses of insurance subsidiary	6	43
Other expenses	2,521	1,382
Total non-interest expenses	6,563	4,900

Income before income tax provision	2,470	1,851
Income tax provision	436	299
Net income	$2,034	$1,552

PER SHARE DATA

Net income per share – Basic	$0.28	$0.22

Weighted average number of shares outstanding – Basic	7,182,149	7,142,654

Net income per share – Diluted	$0.28	$0.22

Weighted average number of shares outstanding – Diluted	7,200,970	7,163,900

Dividends paid	$0.165	$0.15

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(In Thousands)	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,034	$1,552
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	405	405
Provision for depreciation	257	256
Amortization and accretion of securities, net	263	316
Net security gains	(1,496)	(95)
Increase in accrued interest and other assets	(1,454)	(19,812)
Decrease in accrued interest and other liabilities	(4,418)	(838)
Net cash used in operating activities	(4,409)	(18,216)

Cash flows from investing activities:
Proceeds from sales of investment securities	37,782	837
Proceeds from maturities of investment securities	24,814	23,766
Purchases of investment securities	(123,902)	(30)
Cash paid for acquisitions	(36)	—
Net increase in loans	(6,047)	(32,119)
Purchases of investments in limited partnerships	—	(25)
Capital expenditures	(974)	(167)
Net cash (used in) provided by investing activities	(68,363)	(7,638)

Cash flows from financing activities:`
Net increase in deposits	10,587	2,877
Net increase in short-term borrowings	36,675	98
Net increase in long-term borrowings	11,900	98
Cash dividends paid	(1,186)	(1,070)
Proceeds from sale of stock for employee benefits program	221	10
Purchase of treasury stock	(898)	(100)
Net cash provided by financing activities	57,299	1,815

Net increase in cash and cash equivalents	(15,473)	(24,139)
Cash and cash equivalents at beginning of period	41,569	44,983
Cash and cash equivalents at end of period	$26,096	$20,844

(In Thousands)

	For the Three Months Ended March 31,

	2003	2002

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$7,199	$8,358

Income taxes	$—	$750

Loans with an estimated value of  $147,000 and $154,000 were reclassified to foreclosed assets held for sale during the three-month periods ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Forward-Looking Statements:

Management of the Corporation has made forward-looking statements in this Form 10-Q.  These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries.  When words such as “believes,” “expects,” “anticipates” or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q.  These factors include:

•              operating, legal and regulatory risks;

•           economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

•           the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in other documents that Sun files periodically with the Securities and Exchange Commission.

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc., and its wholly-owned subsidiaries: SunBank, SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 thru 20 of the 2002 Annual Report to Shareholders.

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

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the periods ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	Income Numerator	Common Shares Denominator	Net Income Per Share

2003
Net income per share – Basic	$2,034,000	7,182,149	$0.28
Dilutive effect of stock options		18,821
Net income per share – Diluted	$2,034,000	7,200,970	$0.28

2002
Net income per share – Basic	$1,552,000	7,142,654	$0.22
Dilutive effect of stock options		21,246
Net income per share – Diluted	$1,552,000	7,163,900	$0.22

Note 3 – Consolidated Statement of Changes in Shareholder’s Equity

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

For the years ended December 31, 2001, 2002 and the three months ended March 31, 2003

(In Thousands, Except for Share Data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Shareholders Equity
	Shares	Amount
Balance, December 31, 2000	7,227	81,632	(11,177)	(1,591)	(6,337)	62,527
Comprehensive income:
Net income	—	—	8,350	—	—	8,350
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	3,660	—	3,660
Total comprehensive income						12,010

Stock issued:
Employee benefit plans	9	123	—	—	—	123
Purchase of Guaranty Bank, N.A. (553,558 treasury shares)	—	1,810	—	—	6,388	8,198
Purchase of treasury stock (80,535 shares)	—	—	—	—	(1,213)	(1,213)
Cash dividends declared, $.60 per share	—	—	(4,134)	—	—	(4,134)
Balance, December 31, 2001	7,236	83,565	(6,961)	2,069	(1,162)	77,511
Comprehensive income:
Net income	—	—	6,416	—	—	6,416
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	1,509	—	1,509
Total comprehensive income						7,925

Stock issued:
Employee benefit plans	63	1,007	—	—	—	1,007
Purchase of treasury stock (33,300 shares)	—	—	—	—	(601)	(601)
Cash dividends declared, $.66 per share	—	—	(4,614)	—	—	(4,614)
Tax benefit of exercised stock options	—	19	—	—	—	19
Balance, December 31, 2002	7,299	84,591	(5,159)	3,578	(1,763)	81,247
Comprehensive income:
Net income	—	—	2,034	—	—	2,034
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(1,855)	—	(1,855)
Total comprehensive income						179

Stock issued:
Employee benefit plans	18	342	—	—	—	342
Purchase of treasury stock (47,750 shares)	—	—	—	—	(547)	(547)
Cash dividends declared, $.165 per share	—	—	(1,186)	—	—	(1,186)
Tax benefit of exercised stock options	—		—	—	—	—
Balance, March 31, 2003	7,317	84,933	(4,311)	1,723	(2,310)	80,035

Note 4 – Investment Securities

The amortized cost and fair value of investment securities at September 30, 2002 and December 31, 2002 were as follows:

(In Thousands)	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
Obligations of U.S. government agencies	$227,686	$2,976	$(1,419)	$229,243
Obligations of states and political subdivisions	18,186	1,095	—	19,281
Other corporate	13,467	59	(113)	13,413
Total debt securities	$259,339	$4,130	$(1,532)	$261,937

Equity securities:
Marketable equity securities	$3,905	$226	$(213)	$3,918
Restricted equity securities	13,312	—	—	13,312
Total equity securities	$17,217	$226	$(213)	$17,230

Total	$276,556	$4,356	$(1,745)	$279,167

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$173,552	$4,584	$(133)	$178,003
Obligations of states and political subdivisions	19,767	836	—	20,603
Other corporate	5,575	388	(75)	5,888
Total debt securities	198,894	5,808	(208)	204,494

Equity securities:
Marketable equity securities	3,111	136	(315)	2,932
Restricted equity securities	12,012	—	—	12,012
Total equity securities	15,123	136	(315)	14,944

Total	$214,017	$5,944	$(523)	$219,438

Note 5 – Loans

The balances for principal loan categories are as follows:

	March 31, 2003	December 31, 2002

Real estate – Mortgage	$402,393	$404,350
Real estate - Construction	18,231	17,721
Agricultural	172	138
Commercial and industrial	60,400	54,624
Lease – Auto	35,025	29,698
Lease - Equipment	5,885	4,955
Individual	81,726	85,920
Other	589	328
Total	$604,421	$597,734

Less:
Unearned income & deferred loan fees	(8,815)	(7,945)
Unamortized net discount on purchased loans	(119)	(64)
ALLL	(6,478)	(6,206)
Net Loans	$589,009	$583,519

Note 5 – Stock Options

Sun has three common stock plans for employees and directors.  The 1998 Stock Incentive Plan, administered by a Board of Directors committee of independent directors, allows for 716,625 shares of common stock for key officers and other management employees in the form of qualified options, non qualified options, stock appreciation rights, or restrictive stock.  The 1998 Independent Directors Stock Option Plan allows 115,763 shares of common stock to be issued for non-employee directors.  Options under those plans expire ten years after the grant date.  Both of these plans terminate in 2008.

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

Sun applies Accounting Principles Board Opinion 25 and related interpretations to account for its common stock plans.  Accordingly, Sun has not recognized compensation expense for the plans.  Had compensation cost been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and earnings per share for the three months ended March 31, 2003 and 2002

	2002	2001
Net Income:
As reported	$2,034,000	$1,552,000
Pro forma	$2,031,000	$1,419,000

Earnings per share - Basic
As reported	$0.28	$0.22
Pro forma	$0.28	$0.20

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except per share amounts)

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc., a bank holding company, and its wholly-owned subsidiaries, SunBank, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with the 2002 Annual Report, which is incorporated herein by reference.  Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended March 31, 2003 and 2002

Sun Bancorp, Inc.’s earnings of $2,034,000 ($0.28 per share basic and diluted) for the three months ended March 31, 2003 were $482 ($0.06 per share basic and diluted) higher than the three months ended 2002.

Comparative information for the three months ended March 31, 2003 and 2002 is impacted by the acquisition of Bank Capital Services Corporation in January 2003, which provided pre-tax income of $59 for the first quarter of 2003.

Net interest income decreased 8.1% to $5,548 for the three months ended March 31, 2003 as compared to $6,036 for the same period of 2002.  Total interest and dividend income decreased $1,353 to $12,388 for the three months ended March 31, 2003.  Interest and fees on loans remained flat at $9,695 for the three months ended March 31, 2003 as compared to 2002 despite net loan growth of $41,929 over the same period.  The stable interest and fees on loans is due to higher-rate loans prepaying and their replacement by predominately lower rate variable loans.  Interest and dividends on the investment portfolio decreased $1,302 to $2,641 for the three months ended March 31, 2003 due to accelerated prepayments as a result of the current low rate environment.  Interest on deposits in banks decreased 50.0% or $52 to $52 for the three months ended March 31, 2003. Total interest expense decreased 11.2% or $865 to $6,840 for the three months ended March 31, 2003, as compared to 2002.  The decrease is the result of management’s focus on growing low-cost core deposits (non-time deposits) and the rate reductions by the Federal Reserve during the past year.  Interest on deposits decreased 21.8%, or $873 as a result of the interest rate decreases when comparing the three months ended March 31, 2003 to 2002.

The provision for loan and lease losses remained constant at $405 for the three months ended March 31, 2003.  The provision has remained constant as loan growth has slowed in comparison to 2002 and Sun’s credit quality continues to remain strong.

Results of Operations – Three Months Ended March 31, 2003 and 2002 (Continued)

Non-interest income, excluding security gains, increased $1,369 or 133.6% to $2,394 for the three months ended March 31, 2003 as compared to 2002.  Increased service charges on deposits accounted for $325 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving overdraft protection.  The addition of bank owned life insurance during 2002 represented $280 of the increase.  The bank owned life insurance was purchased to supplement future increases in employee benefit plans.  During late 2002, Sun began to sell its residential mortgages as they were originated.  This program added $233 in other income for the three months ended March 31, 2003 as compared to 2002.  Other income increased $554 for the respective period as the addition of Bank Capital Services provided $303 in income.  Offsetting the increases in other income was a decrease in income from investment product sales of $81 when comparing the three months ended March 31, 2003 to 2002 as dollars have flowed out of the stock/bond markets and into banks.

Non-interest expenses increased $1,663 or 33.9% to $6,563 for the three months ended March 31, 2003 as compared to 2002.  All categories of other expenses have been impacted by the acquisition of Bank Capital Services Corporation (Bank Capital) during January 2003.  In aggregate, Bank Capital represented $244 or 14.7% of the total increase.  The outsourcing of operational processing increased expenses $300 or 18.0% of the total increase.  Salaries and employee benefits increased $362 or 12.9% due to Bank Capital and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased as Sun undertakes infrastructure improvements and expanded into its new corporate headquarters.  Other expenses increased 82.4% or $1,139 due to increases in normal business expenses, Bank Capital, and the outsourcing of operational processing and certain other support functions.

Balance Sheet – March 31, 2003 and December 31, 2002

Total assets were $1,004,753 at March 31, 2003, an increase of $53,579 from $951,174 at December 31, 2002.  Cash and cash equivalents decreased $15,473, or 37.2% from $41,569 at December 31, 2002.  The decrease in cash and cash equivalents was the result of management using the funds to fund net loan growth of $5,490 and investment growth of $59,729 from December 31, 2002.  The investment growth was also funded by short term borrowings as management purchased investments ahead of scheduled receipt of principal and interest payments from the investment portfolio.  In addition, the portfolio has been realigned to spread the future cash flow over the next 36 months.  A majority of the portfolio was projected to experience accelerated prepayments, which would have resulted in excess of $100 million in principal payments to Sun during 2003.  To combat the accelerated prepayments Sun began a program during late 2002 to sell bonds that have a weighted average life of less than one year and are experiencing accelerated prepayments ..  The reinvestment of the proceeds of the sales has been in CMOs that have an average life of 3-4 years in a flat rate environment and extension of another 3 years in an up 200bp rate environment, which will provide a constant level of cash flow as interest rates move up the curve.  A byproduct of this strategy to spread the future cash flows has been the recognition of $1.496 in gains for the three months ended March 31, 2003. The growth in the loan portfolio has occurred primarily in the commercial/industrial category.  Bank-owned life insurance of $31,126 was added to the balance sheet during 2002 as a vehicle to offset the future increases in employee benefit costs.

Total liabilities increased $54,791 to $924,718 at March 31, 2003.  Total deposits increased $10,587 to $598,067 as core deposits (non-time deposits) increased $2,200 and time deposits increased $8,387.  Since December 31, 2002, savings and NOW accounts have increased $4,476 and $1,535 respectivally, while money market accounts have decreased $2,279.  Since December 31, 2002, non-interest-bearing deposits have decreased $1,532 or 2.6%.  Short term borrowings increased $36,705 from December 31, 2002 as management purchased investments in advance of receipt of principal and interest payments.

Sun Bancorp, Inc.’s total shareholders’ equity decreased $1,212 from December 31, 2002 to March 31, 2003.  The decrease is the result of several factors.  First, Sun Bancorp, Inc.’s accumulated other comprehensive income (66% of the change in the market value of Sun Bancorp, Inc.’s investment portfolio) decreased 51.8%, or $1,855, to $1,723 from $3,578 at December 31, 2002 because of changes in the market value of Sun Bancorp, Inc.’s investment securities.  Second, net income of $2,034 augmented shareholders’ equity, however; this augmentation was offset by an increase in treasury stock of $547 as Sun Bancorp, Inc. purchased 47,750 shares of treasury stock at an average cost of $18.79 per share over the first three months of 2003.  The purchase of treasury shares was off set by the issuance of 25,109 shares from treasury for the purchase of Bank Capital Services Corporation.  Sun Bancorp, Inc. also paid $1,86 in dividends to shareholders during the three months ended March 31, 2003.

Allowance for Loan and Lease Losses

SunBank’s allowance for loan and lease losses is increased through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income.  Loan losses are charged against the allowance for loan and lease losses in the period in which they are determined to be uncollectible.  Recoveries of previously charged off loans are credited to the allowance as they are received.  Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio.  Management believes the allowance for loan and lease losses is adequate at March 31, 2003.

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

As management continues to closely monitor the allowance for loan and lease losses, the provision for these losses remained constant at $405 for the three months ended March 31, 2003 and 2002.  The stable provision was the result of 0.9% loan growth since December 31, 2002 coupled with net charge-offs of $133 for the three months ended March 31, 2003.  These factors resulted in an allowance for loan and lease losses of 1.09% of total loans and leases at March 31, 2003 as compared to 1.18% at March 31, 2002 and 1.05% at December 31, 2002.

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

Deposits

Sun Bancorp, Inc.’s total deposits increased $10,587 or 1.8%, to $598,067 at March 31, 2003, as compared to $587,480 at December 31, 2002.  This increase is the result of Sun focusing on growing low cost core deposits (all deposits excluding time deposits) and building relationships with local municipalities, colleges, and businesses.  This focus has resulted in core deposits increasing 0.7% or $2,333, to $323,167 at March 31, 2003, as compared to $320,834 at December 31, 2002.  A majority of the deposit growth is the result of savings accounts increasing $4,609 or 6.0% and time deposits increasing $8,254 or 3.1% since December 31, 2002.  Over the same time frame, demand deposit accounts have decreased $1,532, or 2.6%, to $57,649 at March 31, 2003.

	March 31, 2003		December 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%

Demand deposits	$57,649	9.6%	$59,181	10.1%	$(1,532)	(2.6)%
NOW accounts	156,649	26.2%	155,114	26.4%	1,535	1.0%
Insured MMDA	27,548	4.6%	29,827	5.1%	(2,279)	7.6%
Savings deposits	81,321	13.6%	76,712	13.1%	4,609	6.0%
Time deposits	274,900	46.0%	266,646	45.3%	8,254	3.1%
Total deposits	$598,067	100.0%	$587,480	100.0%	$10,587	1.8%

Core deposits*	$323,167	54.0%	$320,834	54.6%	$2,333	0.7%

*  Core deposits are defined as total deposits less time deposits

Other Funding

Sun continued using borrowed funds to supplement deposits during 2003 and 2002.  At March 31, 2003, Sun had $231,900 in long term debt funding.  This funding consisted primarily of $220,000 in variable Federal Home Loan Bank (FHLB) borrowings that  have maturities between 2008 and 2010.  Sun also had $11,900 in long term repurchase agreements at March 31, 2003.

Sun also had $19,655 in long term subordinated debentures at March 31, 2003.  The debentures consisted of $16,500 in trust preferred securities with a maturity of February 22, 2031 and initial call of February 22, 2011.  The remaining $3,155 was the result of a note issued for the purchase of Guaranty Bank, N.A. during 2001.

Other funding sources of short-term monies include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase), Treasury Tax and Loan Note Option, repurchase agreements, and FHLB overnight borrowings.  At March 31, 2003, Sun was utilizing its short term funding sources to provide for loan growth and investment purchases in advance of receipt of principal and interest payments.  Sun continually monitors its borrowed funds positions and market conditions in order to maintain an effective funding structure.  When appropriate, Sun may take future action to modify its borrowed funds structure.

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

NIM decreased by 16 basis points to 2.85% for the three months ended March 31, 2003, as compared to 3.01% for the same period of 2002.  The decrease was primarily the result of decreased yield on the loan and investment portfolio, which decreased greater than the cost of funds.  The NIM has stabilized from 2.86% for the fourth quarter of 2002.  The stabilization of the margin is the result of Sun lowering the deposit rates at nearly the same rate of decline seen in the yield on earning assets.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	March 31, 2003			March 31, 2002
Nine Months Ended (Dollars in thousands)	AVERAGE BALANCE	INTEREST	RATE	AVERAGE BALANCE	INTEREST	RATE
ASSETS
Interest-earning assets:
Interest-bearing deposits	$17,477	$52	1.21%	$16,437	$104	2.57%
Loans (net of unearned income)	584,183	9,939	6.90%	537,834	9,827	7.41%
Investments: Taxable	219,027	2,410	4.40%	272,326	3,683	5.41%
Tax-exempt	19,306	351	7.26%	21,302	394	7.40%
Total interest-earning assets	839,993	12,752	6.14%	847,899	14,008	6.67%

Noninterest-earning assets:
Cash and due from banks	19,260			20,588
Bank premises & equipment	16,147			14,448
Accrued interest and other assets	91,552			44,757
Less: Allowance for loan losses	(6,368)			(6,450)
Unamortized loan fees	205			(81)
Total assets	$960,789			$921,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	156,497	378	0.98%	144,991	496	1.39%
Insured Money Market Accounts	16,147	99	1.56%	20,305	99	1.98%
Savings deposits	91,552	192	0.99%	73,027	329	1.83%
Time deposits	275,963	2,458	3.61%	280,456	3,076	4.45%
Short-term borrowings	33,245	107	1.31%	21,311	72	1.37%
Subordinated debentures	19,655	468	9.52%	20,444	480	9.52%
Other borrowed funds	223,702	3,138	5.69%	222,000	3,153	5.76%
Total interest-bearing liabilities	813,743	6,840	3.41%	782,534	7,705	3.99%

Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	56,204			55,751
Accrued interest and other liabilities	8,440			4,843
Shareholders’ equity	82,402			78,003
Total liabilities and shareholders’ equity	$960,789			$921,131

Interest rate spread			2.73%			2.68%
Net interest income/margin		$5,912	2.85%		$6,303	3.01%

* Average loan balances include non-accrual loans and interest income includes fees on loans

* Yields on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate

Non-interest Income

Non-interest income, excluding security gains, increased $1,369 or 133.6% to $2,394 for the three months ended March 31, 2003 as compared to 2002.  Increased service charges on deposits accounted for $325 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving overdraft protection.  The addition of bank owned life insurance during 2002 represented $280 of the increase.  The bank owned life insurance was purchased to supplement future increases in employee benefit plans.  During late 2002, Sun began to sell its residential mortgages as they were originated.  This program added $233 in other income for the three months ended March 31, 2003 as compared to 2002.  Other income increased $554 for the respective periods as the addition of Bank Capital Services provided $303 in income.  Offsetting the increases in other income was a decrease in income from investment product sales of $81 when comparing the three months ended March 31, 2003 to 2002 as dollars have flowed out of the stock/bond markets and into banks.

Three Months Ended	March 31, 2003		March 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charge on deposit accounts	$845	21.7%	$520	46.4%	325	62.5%
Trust income	219	5.6%	154	13.7%	65	42.2%
Net security gains	1,496	38.5%	95	8.5%	1,401	1,474.7%
Income from investment product sales	24	0.6%	105	9.4%	(81)	(77.1)%
Bank owned life insurance	325	8.4%	45	4.0%	280	622.2%
Income from insurance subsidiary	23.6%		30	2.7%	(7)	(23.3)%
Gain on sale of loans	261	6.7%	28	2.5%	233	832.1%
Other income	697	17.9%	143	12.8%	554	387.4%
Total other income	$3,890	100.0%	$1,120	100.0%	$2.770	247.3%

Non-interest Expenses

Non-interest expenses increased $1,663 or 33.9% to $6,563 for the three months ended March 31, 2003 as compared to 2002.  All categories of other expenses have been impacted by the acquisition of Bank Capital Services Corporation (Bank Capital) during January 2003.  In aggregate, Bank Capital represented $244 or 14.7% of the total increase.  The outsourcing of operational processing increased expenses $300 or 18.0% of the total increase.  Salaries and employee benefits increased $362 or 12.9% due to the acquisition of Bank Capital and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased as Sun undertakes infrastructure improvements .  Other expenses increased 82.4% or $1,139 due to increases in normal business expenses, Bank Capital, and the outsourcing of operational processing and certain other support functions.

Three Months Ended	March 31, 2003		March 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$3,166	48.2%	$2,804	57.2%	362	12.9%
Net occupancy expense	383	5.8%	274	5.6%	109	39.8%
Furniture and equipment expenses	487	7.4%	397	8.1%	90	22.7%
Amortization of intangibles	—	—	—	—	—	—
Expenses of insurance subsidiary	6	0.1%	43	0.9%	(37)	(86.0)%
Other expenses	2,521	38.5%	1,382	28.2%	1,139	82.4%
Total other expenses	$6,563	100.0%	$4,900	100.0%	$1,663	33.9%

Equity Securities Risk

Sun Bancorp, Inc.’s equity securities consist of marketable equities and restricted stock.  Marketable equities consist entirely of common stock, primarily of bank and bank and financial holding companies.  Restricted stock consists almost entirely of Federal Home Loan Bank (FHLB) stock.  Because FHLB stock is redeemable at par, SunBank carries it at cost and periodically evaluates the stock for impairment.  Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment.  Management currently does not believe any factors exist to suggest potential impairment.

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

	March 31, 2003
	Cost	Fair Value	Unrealized Gains (Losses)
Banks and bank and financial holding companies	$3,555	$3,596	41
FHLB stock	13,282	13,282	—
Non-bank companies	87	58	(29)
Total	$16,924	$16,936	$12

	December 31, 2002
	Cost	Fair Value	Unrealized Gains (Losses)
Banks and bank and financial holding companies	$3,035	$2,878	$(157)
FHLB stock	12,012	12,012	—
Non-bank companies	87	65	(22)
Total	$15,134	$14,955	$(179)

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

Sun Bancorp, Inc. is currently, and has been in the past, designated a well-capitalized institution.  Shareholders’ equity increased $2,889 to $80,035 at March 31, 2003, from $77,146 at December 31, 2002.  Unrealized gains or losses, net of taxes on investment securities, are reported as accumulated other comprehensive income within shareholders’ equity.

Management is not aware of any events or regulatory restrictions that would have a material effect on Sun Bancorp, Inc.’s capital adequacy.

Sun Bancorp, Inc.’s strong capital position is evidenced by the following capital ratios, which are well above the regulatory minimum levels.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of March 31, 2003:
Total Capital
Sun	$81,097	12.1%	8.0%
Bank	$77,201	11.6%	8.0%
Tier I Capital
Sun	$71,464	10.7%	4.0%
Bank	$70,723	10.6%	4.0%
Leverage Ratio
Sun	$71,464	7.6%	4.0%
Bank	$70,723	7.6%	4.0%

As of December 31, 2002:
Total Capital
Sun	$80,484	12.6%	8.0%
Bank	$77,175	12.1%	8.0%
Tier I Capital
Sun	$71,123	11.1%	4.0%
Bank	$70,969	11.1%	4.0%
Leverage Ratio
Sun	$71,123	7.8%	4.0%
Bank	$70,969	7.9%	4.0%

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

The following tables set forth Selected Financial Data for each of the past five quarters:

	Quarter Ended (A)
(dollars in thousands, except per share data)	3/31/2003	12/31/2002	9/30/2002	6/30/2002	3/31/2002

Financial Condition Data:
General
Total assets	$1,004,753	$951,174	$949,563	$924,091	$923,029
Loans, net	589,009	583,519	579,233	575,616	547,080
Goodwill	23,345	22,924	22,924	22,924	22,924
Total deposits	598,067	587,480	601,843	571,371	576,754
Non interest bearing	57,649	59,181	60,402	58,981	57,866

Savings	81,321	76,712	79,588	79,375	75,726
NOW	156,649	155,114	157,806	143,144	145,694
Money Market	27,548	29,827	22,094	23,056	21,735
Time Deposits	274,900	266,646	281,953	266,815	275,733
Total interest bearing deposits	540,418	528,299	541,441	512,390	518,888

Core deposits*	323,167	320,834	319,890	304,556	301,021
Trust preferred securities & subordinated debt	19,655	19,655	19,655	19,655	20,444
Shareholders' equity	80,035	81,247	81,868	80,408	77,146
Trust assets under management	144,014	151,173	152,434	147,682	136,899

Asset Quality

Non-performing assets	$4,714	$4,115	$4,852	$4,461	$5,017
Non-performing assets to total assets	0.47%	0.43%	0.51%	0.48%	0.54%
Allowance for loan losses	6,478	6,206	7,178	6,790	6,659
Allowance for loan losses to total loans	1.09%	1.05%	1.22%	1.17%	1.18%
Allowance for loan losses to non-performing loans	167.04%	183.56%	170.70%	184.81%	172.80%
Non-performing loans to total loans	0.65%	0.57%	0.72%	0.63%	0.68%

Capitalization - Bancorp

Shareholders' equity to total assets	7.97%	8.54%	8.62%	8.70%	8.36%

* Core deposits are defined as total deposits less time deposits

(A) 2002 quarters have been adjusted for SFAS No. 147 impact.

	Quarter Ended (A)
(dollars in thousands, except per share data)	3/31/2003	12/31/2002	9/30/2002	6/30/2002	3/31/2002

Operating Data

Net income/(loss)	$2,034	$1,228	$1,695	$1,941	$1,552
Net interest income	5,548	5,750	6,376	6,733	6,036
Provision for loan losses	405	200	450	405	405
Other operating income	3,890	2,342	1,630	1,576	1,120
Other operating expense	6,563	6,643	5,651	5,428	4,900

Performance Statistics

Net interest margin	2.85%	2.86%	3.12%	3.35%	3.01%
Return on average assets	0.84%	0.51%	0.73%	0.85%	0.67%
Return on average equity	9.87%	6.04%	8.34%	9.74%	7.96%
Annualized net loan charge-offs to avg loans	0.13%	0.87%	0.04%	0.11%	0.05%
Net charge-offs	133	1,266	62	152	72
Efficiency ratio	82.6	87.2	70.6	65.7	69.4
Net income per employee	7	4	6	7	5

Per Share Data

Basic earnings per share	$0.28	$0.17	$0.24	$0.27	$0.22
Diluted earnings per share	0.28	0.17	0.23	0.27	0.22
Dividend declared per share	0.165	0.165	0.165	0.165	0.150
Book value	11.17	11.33	11.43	11.24	10.81
Common stock price:
High	20.50	23.20	23.98	24.49	18.05
Low	18.01	17.84	21.85	17.65	16.28
Close	19.51	18.26	22.48	24.49	17.70
Weighted average common shares:
Basic	7,182	7,168	7,165	7,141	7,143
Fully Diluted	7,201	7,238	7,248	7,164	7,164
End-of-period common shares:
Issued	7,317	7,299	7,276	7,266	7,237
Treasury	149	127	111	111	99

(A) 2002 quarters have been adjusted for SFAS No. 147 impact.

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

PART II

Items 1, 2, 3, 4, and 5 — Omitted pursuant to instructions to Part II

Item 6 — Exhibits and Reports on Form 8-K

a.                                 On January 3, 2003, Sun filed a Current Report on Form 8-K announcing the completion of the acquisition of Bank Capital Services Corporation.

b.                                On January 29, 2003, Sun filed a Current Report on Form 8-K announcing the declaration the first quarter cash dividend of $0.165 per share.  In addition, Sun announced the resignation of Thomas Hebble from the board due to a recent promotion with F.N.B. Corporation and his corresponding relocation to Florida.

c.                                 On March 20, 2003, Sun filed a Current Report on Form 8-K to file its Articles of Incorporation as amended and restated; its amended and restated Bylaws; an Employment Agreement between Robert J. McCormack, the Registrant and Sun Bank, dated October 31, 2002; an Employment Agreement between Thomas W. Bixler, the Registrant and Sun Bank, dated November 3, 2002; an Employment Agreement between Sandra Miller, the Registrant and Sun Bank, dated October 24, 2002; a Change of Control Agreement between Maureen M. Bufalino, the Registrant and Sun Bank, dated May 31, 2001.

d.                                Exhibits

3(i)                         The Articles of Incorporation of the Corporation.  (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

3(ii)                      The By-Laws, as amended and restated., are incorporated herein by reference to Exhibit 3 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

10.1                     Employment Agreement between Robert J. McCormack, Sun Bancorp, Inc. and SunBank dated October 31, 2002.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.2                     Employment Agreement between Thomas W. Bixler, Sun Bancorp, Inc. and Sun Bank, dated November 3, 2002.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.3                     Employment Agreement between Sandra Miller, the Registrant and Sun Bank, dated October 24, 2002.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.4                     Change of Control Agreement between Maureen M. Bufalino, the Registrant and Sun Bank, dated May 31, 2001.  (Incorporated by reference to Exhibit 10.3  to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.5                     1998 Stock Incentive Plan.  (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61237 on Form S-8 filed with the Commission on August 12, 1998).

10.6                     1998 Independent Directors Stock Option Plan.  (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61241 on Form S-8 filed with the Commission on August 12, 1998).

10.7                     1998 Employee Stock Purchase Plan.  (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61249 on Form S-8 filed with the Commission on August 12, 1998).

11                              Statement re: Computation of Earnings Per Share can be referenced in Note 2 of the Consolidated Statements in this Report.

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

Sun Bancorp, Inc.

Date	May 15, 2003	/s/ Robert J. McCormack
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

Date:	May 15, 2003	By:	/s/ Robert J. McCormack
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

Date:	May 15, 2003	By:	/s/ Wilmer D. Leinbach
Executive Vice President and Chief Financial Officer