Form 10-Q/A
period 2003-03-31
SUN BANCORP INC
filed 2003-05-19
CIK 713975

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

SUN BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1.  Financial Statements

SUN BANCORP, INC.
CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$24,984	$21,399
Interest-bearing deposits in banks	1,112	20,170
Total cash and cash equivalents	26,096	41,569

Investment securities	279,167	219,438
Loans, net of allowance for loan and lease losses of $6,478 in 2003 and $6,206 in 2002	589,009	583,519
Bank premises and equipment, net	16,572	15,809
Goodwill	23,345	22,924
Accrued interest	3,607	3,501
Bank owned life insurance	31,126	30,800
Other assets	35,831	33,614
Total assets	$1,004,753	$951,174

(In Thousands, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$57,649	$59,181
Interest-bearing	540,418	528,299
Total deposits	598,067	587,480

Short-term borrowings	66,387	29,682
Other borrowed funds	231,900	222,000
Subordinated debentures	19,655	19,655
Accrued interest and other liabilities	8,709	13,110
Total liabilities	924,718	869,927

Shareholders’ equity

Common stock, no par value per share; 20,000,000 authorized shares: issued 7,316,644 shares in 2003 and 7,299,446 shares in 2002	84,933	84,591
Retained earnings (deficit)	(4,311)	(5,159)
Accumulated other comprehensive income	1,723	3,578
Less: Treasury stock, at cost, 149,358 shares in 2003 and 126,717 shares in 2002	(2,310)	(1,763)
Total shareholders’ equity	80,035	81,247
Total liabilities and shareholders’ equity	$1,004,753	$951,174

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

Note 4 – Investment Securities

The amortized cost and fair value of investment securities at March 31, 2003 and December 31, 2002 were as follows:

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

	2003	2002
Net Income:
As reported	$2,034,000	$1,552,000
Pro forma	$2,031,000	$1,419,000

Earnings per share - Basic
As reported	$0.28	$0.22
Pro forma	$0.28	$0.20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.

Date	May 19, 2003	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Chief Financial Officer (Principal Financial Officer)