Form 10-K/A
period 2002-12-31
SUN BANCORP INC
filed 2003-07-25
CIK 713975

FORM 10-K — ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code 570-523-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☒ Yes  ☐ No

As of March 7, 2003, the Registrant had 7,162,799 shares of common stock outstanding with a no par value.  Based on the closing price of $18.70 on the same date, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $133,944,341.

The index to exhibits included in this filing appears on page 2.

Explanatory Note

Sun Bancorp, Inc. (the “Company”) hereby amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “10-K”) to add the Company’s prior independent accountant’s audit report, dated February 19, 2002 and to amend Item 8 of the 10-K.  The 10-K, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report set forth on pages 14 through 38 of the 2002 Annual Report to Shareholders.

Independent Auditors’ Report

To the Shareholders and Board of Directors of SUN BANCORP, INC:

We have audited the accompanying consolidated balance sheets of Sun Bancorp, Inc. and subsidiaries (Sun) as of December 31, 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of Sun’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Bancorp, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Randolph, PC

Williamsport, Pennsylvania

February 19, 2002

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements and independent accountants report of SUN BANCORP, INC. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Part II, Item 8:

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

21	Subsidiaries of the Registrant.

22	Published Report Regarding Matters Submitted To Vote Of Shareholders is incorporated by reference to the 2003 Definitive Proxy Statement of SUN BANCORP, INC.

23	Consent of Independent Accountants.

24	Power of Attorney (included on signature page)

(b)                                             On December 23, 2002 Form 8-K was filed regarding the acquisition of Mid-Penn Insurance Associates, Inc.

On December 23, 2002 Form 8-K was filed regarding the acquisition of Steelton Bancorp, Inc.

(c)                                              Exhibits - the required exhibits are included under Item 15(a)(3) of the Form 10-K.

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

Sun Bancorp, Inc.
(Registrant)

Date:	7/24/03	By:	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer (Principal Executive Officer)

Date:	7/24/03	By:	/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Exec. VP, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. McCormack and Wilmer Leinbach, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2003 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Robert A. Hormell	7/24/03
Robert A. Hormell
Chairman of the Board

/s/ Robert J. McCormack	7/24/03
Robert J. McCormack
President, Chief Executive Officer, and Director

Martha A. Barrick, Director

Max E. Bingaman, Director

/s/ Maureen M. Bufalino	7/24/03
Maureen M. Bufalino, Director

/s/ David R. Dieck	7/24/03
David R. Dieck, Director

/s/ Louis A. Eaton	7/24/03
Louis A. Eaton, Director

/s/ M. Mitchell Fetterolf	7/24/03
M. Mitchell Fetterolf, Director

/s/ Dan Geise	7/24/03
Dan Geise, Director

/s/ Stephen J. Gurgovits	7/24/03
Stephen J. Gurgovits, Director

/s/ George F. Keller	7/24/03
George F. Keller, Director

George E. Logue, Jr., Director

/s/ Marlin T. Sierer	7/24/03
Marlin T. Sierer, Director

/s/ Gary L. Tice	7/24/03
Gary L. Tice, Director

/s/ Dennis J. Van	7/24/03
Dennis J. Van, Director

Subsidiaries of Sun Bancorp, Inc.

The following table sets forth the subsidiaries of the Registrant at December 31, 2002.

Name	Organized Under the Laws of

SunBank	Commonwealth of Pennsylvania
Lewisburg, PA
Wholly Owned

Beacon Life Insurance Company	State of Arizona
Phoenix, AZ
Wholly Owned

Sun Bancorp Statutory Trust I	State of Connecticut
Hartford, CT
Wholly Owned

SUBI Investment Company	State of Delaware
Wilmington, DE
Wholly Owned

Sun Abstract and Settlement Services	Commonwealth of Pennsylvania
Lewisburg, PA
Thirty Percent Owned

Sun Investment Services, Inc.	Commonwealth of Pennsylvania
Lewisburg, PA
Wholly Owned

SUBI Services, Inc.	Commonwealth of Pennsylvania
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

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
July 23, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-61249, 333-61241, 333-40266 and 333-61237) of Sun Bancorp, Inc. of our report dated February 19, 2002, which appears in this Form 10-K.

/s/ Parente Randolph, PC

Williamsport, Pennsylvania
July 23, 2003

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

7.	Date:	July 24, 2003	By:	/s/ Robert J. McCormack
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

7.	Date:	July 24, 2003	By:	/s/ Wilmer D. Leinbach
Executive Vice President and Chief Financial Officer