Form 10-Q
period 2003-06-30
SUN BANCORP INC
filed 2003-08-13
CIK 713975

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

(570) 523-4300
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒    No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).        Yes     ☒    No     ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes     ☐    No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,203,165
Class	Outstanding Shares At July 25, 2003

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$29,504	$21,399
Interest-bearing deposits in banks	16,919	20,170
Total cash and cash equivalents	46,423	41,569

Investment securities	235,212	219,438
Loans and leases, net of unearned income	626,012	589,725
Less: allowance for loan and lease losses	7,342	6,206
Net loans and leases	618,670	583,519

Bank premises and equipment, net	19,398	15,809
Goodwill and core deposit intangible	32,604	22,924
Accrued interest	3,505	3,501
Bank owned life insurance	32,604	30,800
Other assets	38,374	33,614
Total assets	$1,026,790	$951,174

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(Continued)

(In Thousands, Except Share Data)	June 30, 2003	December 31, 2002
	(Unaudited)

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$64,671	$59,181
Interest-bearing	583,758	528,299
Total deposits	648,429	587,480

Short-term borrowings	24,699	29,682
Other borrowed funds	246,911	222,000
Subordinated debentures	18,866	19,655
Accrued interest and other liabilities	6,848	13,110
Total liabilities	945,753	869,927

Shareholders’ equity

Preferred stock, no par value per share, 10,000,000 authorized shares: no shares issued in 2003 and 2002	—	—
Common stock, no par value per share; 50,000,000 authorized shares: issued 7,319,087 shares in 2003 and 7,299,446 shares in 2002	85,367	84,591
Retained earnings (deficit)	(3,931)	(5,159)
Accumulated other comprehensive income	1,525	3,578
Less: Treasury stock, at cost, 110,922 shares in 2003 and 126,717 shares in 2002	(1,924)	(1,763)
Total shareholders’ equity	81,037	81,247
Total liabilities and shareholders’ equity	$1,026,790	$951,174

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands, Except Share Data)	2003	2002	2003	2002
Interest income:
Interest and fees on loans and leases	$10,347	$10,204	$20,042	$19,898
Income from available for sale securities
Taxable	2,251	3,499	4,550	7,048
Tax-exempt	214	258	445	518
Dividends	95	112	206	246
Interest on deposits in banks and other financial institutions	39	71	91	175

Total interest and dividend income	12,946	14,144	25,334	27,885

Interest expense:
Interest on deposits	3,071	3,684	6,198	7,684
Interest on short-term borrowings	140	71	247	143
Interest on other borrowed funds	3,346	3,180	6,484	6,333
Interest on subordinated debentures	465	476	933	956

Total interest expense	7,022	7,411	13,862	15,116

Net interest income	5,924	6,733	11,472	12,769

Provision for possible loan and lease losses	405	405	810	810

Net interest income, after provision for possible loan & lease losses	$5,519	$6,328	$10,662	$11,959

	For The Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands, Except Share Data)	2003	2002	2003	2002
Non-interest income:
Service charges on deposit accounts	$983	$708	$1,828	$1,228
Trust income	203	187	422	341
Net security gains	1,001	45	2,497	140
Income from investment product sales	78	155	102	260
Bank owned life insurance	317	161	642	206
Income from insurance subsidiary	340	19	363	49
Gain on sale of loans	43	45	304	73
Income from leasing fees	262	—	563	—
Other income	242	256	638	399

Total non-interest income	3,469	1,576	7,359	2,696

Non-interest expense:
Salaries and employee benefits	3,415	2,829	6,581	5,633
Net occupancy expense	332	251	715	525
Furniture and equipment expenses	503	418	990	815
Amorization of intangibles	38	—	38	—
Other expenses	2,775	1,930	5,302	3,355

Total non-interest expense	7,063	5,428	13,626	10,328

Income before income tax provision	1,925	2,476	4,395	4,327

Income tax provision	235	535	671	834

Net income	$1,690	$1,941	$3,724	$3,493

Net income per share - Basic	$0.23	$0.27	$0.52	$0.49
Weighted average number of shares outstanding - Basic	7,210,518	7,141,139	7,196,333	7,141,897
Net income per share - Diluted	$0.23	$0.27	$0.52	$0.49
Weighted average number of shares outstanding - Diluted	7,241,897	7,163,965	7,219,243	7,143,824

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(In Thousands)	2003	2002
Cash flows from operating activities:
Net income	$3,724	$3,184
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	810	810
Provision for depreciation	512	512
Amortization of intangibles	38	—
Amortization and accretion of securities, net	669	578
Net security gains	(2,497)	(140)
Decrease (increase) in accrued interest and other assets	282	(23,594)
Gain on sale of bank premises and equipment	—	(6)
(Decrease) increase in accrued interest and other liabilities	(10,234)	1,062
Net cash used in operating activities	(6,696)	(17,594)

Cash flows from investing activities:
Proceeds from sales of investment securities	73,985	1,044
Proceeds from maturities of investment securities	63,929	65,364
Purchases of investment securities	(135,061)	(5,979)
Net cash paid for acquisitions	(131)	—
Net increase in loans	(14,159)	(61,248)
Proceeds from sales of bank premises and equipment	—	6
Capital expenditures	(1,957)	(398)
Net cash used in investing activities	(13,394)	(1,211)

Cash flows from financing activities:`
Net increase (decrease) in deposits	24,452	(2,506)
Net (decrease) increase in short-term borrowings	(5,404)	4,580
Net increase (decrease) in long-term borrowings	10,763	(2,000)
Repayment of subordinated debt	(789)	(789)
Cash dividends paid	(2,496)	(2,249)
Proceeds from sale of stock for employee benefits program	259	431
Purchase of treasury stock	(1,841)	(313)
Net cash provided by (used in) financing activities	24,944	(2,846)

Net increase (decrease) in cash and cash equivalents	4,854	(21,651)
Cash and cash equivalents at beginning of period	41,569	44,983
Cash and cash equivalents at end of period	$46,423	$23,332

	For the Six Months Ended June 30,
(In Thousands)	2003	2002

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$14,245	$14,983

Income taxes	$—	$1,409

Loans with an estimated value of  $424,000 and $342,000 were reclassified to foreclosed assets held for sale during the six-month periods ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Forward Looking Statements (FLSs)

Management has made forward-looking statements in this Form 10-Q. These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

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

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc., the parent company, and its wholly-owned subsidiaries: SunBank, Mid-Penn Insurance Associates, Inc., SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  These statements should be read in conjunction with the notes to the audited financial statements contained in the 2002 Annual Report to Shareholders.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 thru 20 of the 2002 Annual Report to Shareholders.

Note 2 – Stock Options

Sun has three common stock plans for employees and directors.  The 1998 Stock Incentive Plan, administered by a Board of Directors committee of independent directors, allows for 716,625 shares of common stock to be issued for key officers and other management employees in the form of qualified options, non qualified options, stock appreciation rights, or restrictive stock.  The 1998 Independent Directors Stock Option Plan allows 115,763 shares of common stock to be issued for non-employee directors.  Options under those plans expire ten years after the grant date.  Both of these plans terminate in 2008.

The 1998 Employee Stock Purchase Plan, which permits all employees to purchase common stock at an option price per share not less than 85% of the market value on the exercise date was allocated 248,063 shares.  Options granted to date have been awarded at 90% of the market value on the exercise date.  Each option under the 1998 Employee Stock Purchase Plan expires no later than five years from the grant date.  This plan terminates in 2008.

Sun applies Accounting Principles Board Opinion Number 25 and related interpretations to account for its common stock plans.  Accordingly, Sun has not recognized compensation expense for the plans.  Had compensation expense been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and basic earnings per share for the three and six months ended June 30, 2003 and 2002 would have been:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income	$1,690,000	$1,941,000	$3,724,000	$3,493,000
Average number of common shares oustanding	7,210,518	7,141,139	7,196,333	7,141,897
Effect of dilutive options	31,379	22,826	22,910	1,927
Average number of common shares oustanding used to calculate diluted earnings per common share	7,241,897	7,163,965	7,219,243	7,143,824

Note 3 – Consolidated Statement of Changes in Shareholder’s Equity

The purpose of reporting comprehensive income is to report a measure of all changes in Sun Bancorp, Inc.’s equity resulting from economic events other than transactions with shareholders acting in their normal capacity as shareholders.  For Sun Bancorp, Inc., “comprehensive income” includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities).  Unrealized gains and losses are part of comprehensive income, therefore comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

For the years ended December 31, 2001, 2002 and the quarter ended June 30, 2003

(In Thousands, Except for Share Data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2000	7,227	81,632	(11,177)	(1,591)	(6,337)	62,527
Comprehensive income:
Net income	—	—	8,350	—	—	8,350
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	3,660	—	3,660
Total comprehensive income						12,010

Stock issued:
Employee benefit plans	9	123	—	—	—	123
Purchase of Guaranty Bank, N.A. (553,558 treasury shares)	—	1,810	—	—	6,388	8,198
Purchase of treasury stock (80,535 shares)	—	—	—	—	(1,213)	(1,213)
Cash dividends declared, $.60 per share	—	—	(4,134)	—	—	(4,134)
Balance, December 31, 2001	7,236	83,565	(6,961)	2,069	(1,162)	77,511
Comprehensive income:
Net income	—	—	6,416	—	—	6,416
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	1,509	—	1,509
Total comprehensive income						7,925

Stock issued:
Employee benefit plans	63	1,007	—	—	—	1,007
Purchase of treasury stock (33,300 shares)	—	—	—	—	(601)	(601)
Cash dividends declared, $.66 per share	—	—	(4,614)	—	—	(4,614)
Tax benefit of exercised stock options	—	19	—	—	—	19
Balance, December 31, 2002	7,299	84,591	(5,159)	3,578	(1,763)	81,247
Comprehensive income:
Net income	—	—	3,724	—	—	3,724
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(2,053)	—	(2,053)
Total comprehensive income						1,671

Stock issued:
Employee benefit plans	20	259	—	—	—	259
Purchase of Bank Capital Services Corporation (25,109 treasury shares)	—	121	—	—	351	472
Purchase of Mid-Penn Insurance Associates, Inc. (85,936 treasury shares)	—	396	—	—	1,329	1,725
Purchase of treasury stock (95,250 shares)	—	—	—	—	(1,841)	(1,841)
Cash dividends declared, $.3465 per share	—	—	(2,496)	—	—	(2,496)
Balance, June 30, 2003	7,319	85,367	(3,931)	1,525	(1,924)	81,037

Note 4 – Investment Securities

The amortized cost and fair value of investment securities at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$179,078	$1,688	$(766)	$180,000
Obligations of states and political subdivisions	18,642	1,324	(46)	19,920
Other corporate	17,591	52	(108)	17,535
Total debt securities	215,311	3,064	(920)	217,455

Equity securities:
Marketable equity securities	3,973	279	(113)	4,139
Restricted equity securities	13,618	—	—	13,618
Total equity securities	17,591	279	(113)	17,757

Total	$232,902	$3,343	$(1,033)	$235,212

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$173,552	$4,584	$(133)	$178,003
Obligations of states and political subdivisions	19,767	836	—	20,603
Other corporate	5,575	388	(75)	5,888
Total debt securities	198,894	5,808	(208)	204,494

Equity securities:
Marketable equity securities	3,111	136	(315)	2,932
Restricted equity securities	12,012	—	—	12,012
Total equity securities	15,123	136	(315)	14,944

Total	$214,017	$5,944	$(523)	$219,438

Note 5 – Loans

The balances for principal loan categories are as follows:

	June 30, 2003	December 31, 2002

Real estate – mortgage	$410,691	$404,350
Real estate – construction	20,530	17,721
Agricultural	298	138
Commercial and industrial	64,495	54,624
Lease – auto	39,890	29,698
Lease – equipment	6,949	4,955
Individual	92,988	85,920
Other	312	328
Total	$636,153	$597,734

Less:
Unearned income & deferred loan fees	(9,704)	(7,945)
Unamortized net discount on purchased loans	(437)	(64)
ALLL	(7,342)	(6,206)
Net Loans	$618,670	$583,519

Note 6 – Net Income Per Share

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

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three and six-month periods ended June 30, 2003 and 2002:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands)	2003	2002	2003	2002
Net income:
As reported	$1,690	$1,941	$3,724	$3,493
Pro forma	$1,836	$1,988	$3,867	$3,407

Earnings per share - Basic
As reported	$0.23	$0.27	$0.52	$0.49
Pro forma	$0.25	$0.28	$0.54	$0.48

Note 7 – Off-Balance Sheet Risk

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

(In Thousands)	June 2003	December 2002
Commitments to extend credit (binding)	$140,215	$128,796
Standy letters of credit and financial guarantees	9,452	10,577
Total credit extension commitments	$149,667	$139,373

Note 8 – Hedging Activities

On June 30, 2003 SunBank entered into $100,000 in notional value derivative instruments as part of its interest rate risk management process to manage risk associated with its Federal Home Loan Bank term borrowings (other borrowings).   The derivative instruments are being accounted for as Fair Value Hedges in which SunBank receives a fixed rate and pays a variable rate to the counter party.

Sun Bancorp, Inc. maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Sun Bancorp, Inc.’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates.  As a result of interest rate fluctuations, hedged fixed-rate liabilities will appreciate or depreciate in market value.  The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Sun Bancorp, Inc.’s gains or losses on the derivative instruments that are linked to these hedged liabilities.  Another result of interest rate fluctuations is that the interest expense of hedged variable-rate liabilities will increase or decrease.  The effect of this variability in earnings is expected to be substantially offset by Sun Bancorp, Inc.’s gains and losses on the derivative instruments that are linked to these hedged liabilities.  Sun Bancorp, Inc. considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rate.

Sun Bancorp, Inc. uses interest rate swaps as part of the interest rate risk-management strategy that have indices related to the pricing of specific balance sheet liabilities.  As a matter of policy, Sun Bancorp, Inc. does not use highly leveraged derivative instruments for interest rate risk management.  Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  The derivative instruments entered into by Sun Bancorp, Inc. give Sun Bancorp, Inc. the right to enter into additional interest rate swaps with the writer of the option in the event that the Federal Home Loan Bank (FHLB) borrowings are repriced by the FHLB.

By using derivative instruments, Sun Bancorp, Inc. exposes itself to credit and market risk.   If a counterparty fails to fulfill its performance obligations under a derivative contract, Sun Bancorp, Inc. credit risk will equal the fair value gain in a derivative.  Generally, when the fail value of a derivative contract is positive, this indicates that the counterparty owes Sun Bancorp, thus creating a credit risk for Sun Bancorp, Inc.  When the fair value of a derivative contract is negative, Sun Bancorp, Inc. owes the counterparty and, therefore, assumes no repayment risk.  Sun Bancorp, Inc. minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by Sun Bancorp, Inc.’s Asset/Liability Committee.  Further, when the circumstances are deemed appropriate, Sun Bancorp, may request that collateral be provided by the counterparty.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument.  Sun Bancorp, Inc. manages the market risk associated with interest rate contracts by establishing and monitoring limits for the types and degree of risk that may be undertaken.

Sun Bancorp, Inc.’s derivative activities are monitored by its Asset/Liability Committee as part of that committee’s oversight of Sun Bancorp, Inc.’s asset/liability position.  The Asset/Liability Committee is responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources.  The resulting hedging strategies are then incorporated into Sun Bancorp, Inc.’s overall interest rate risk-management strategy.

Sun Bancorp, Inc. on June 30, 2003 entered into four pay-variable receive-fixed interest rate swaps ($100,000 notional) to hedge changes in fair value of certain FHLB long-term borrowing (other borrowed funds).  Sun Bancorp, Inc. includes all components of each derivatives gain or loss in the assessment of hedge effectiveness.  Sun Bancorp, Inc. recognizes the change in fair value of the hedge and the associated borrowings through the income statement.  For the six months ended June 30, 2003, there was no change in value recognized in the hedge or associated borrowing as the deal closed on June 30, 2003.  A summary of Sun Bancorp, Inc.’s fair values hedges appears below.

(In Thousands)	Notional Amount	Asset	Liability	Weighted Average
				Receive Rate	Pay Rate	Life (Years)
June 30, 2003
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	—	—	2.65%	1.10%	6.8

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts)

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun Bancorp, Inc., a financial holding company, and its wholly-owned subsidiaries, SunBank, Mid-Penn Insurance Associates, Inc., Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with the 2002 Annual Report.  Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended June 30, 2003 and 2002

Sun Bancorp, Inc.’s earnings of $1,690 ($0.23 per share basic and diluted) for the three months ended June 30, 2003 were $251 ($0.04 per share basic and diluted) lower than the three months ended June 30, 2002.

The earnings resulted in annualized return on average assets for the three months ended June 30, 2003 of  0.66% as compared to 0.85% for the same period in 2002.  Annualized return on average equity for the three months ended June 30, 2003 was 8.30% as compared to 9.74% for the three months ended June 30, 2002.

Comparative information for the three months ended June 30, 2003 and 2002 is impacted by the acquisition of Bank Capital Services Corporation in January 2003, and the acquisitions of Mid-Penn Insurance Associates, Inc. and Steelton Bancorp in April 2003.

Net interest income decreased 12.0% to $5,924 for the three months ended June 30, 2003 compared to $6,733 for the same period of 2002.  Total interest and dividend income decreased $1,198 to $12,946 for the three months ended June 30, 2003.  Interest and fees on loans and leases remained relatively flat with a 1.4% increase to $10,347 for the three months ended June 30, 2003 as compared to 2002 despite net loan and lease growth of $43,054 over the same period.  Interest and dividends on available for sale securities decreased $1,309 to $2,560 for the three months ended June 30, 2003 due to accelerated prepayments as a result of the current low interest rate environment.  Interest on deposits in banks decreased 45.1% for the three months ended June 30, 2003 primarily due to decreased interest rates. Total interest expense decreased 5.2% for the three months ended June 30, 2003, as compared to 2002.  The overall decrease is the result of the rate reductions by the Federal Reserve during the past two years.  Interest on deposits decreased 16.6%, or $613 as a result of the interest rate decreases when comparing the three months ended June 30, 2003 to 2002.  The decrease in the aggregate interest expense has not kept pace with the decrease in interest income due to other borrowed funds that carried a weighted average cost of 5.5% for the three months ended June 2003.  To alleviate the impact of the Federal Home Loan Bank term borrowings, Sun entered into $100,000  notional value swap arrangements on June 30, 2003.  At current interest rates, the impact of the swaps will reduce interest expense by approximately $120 per month.

Non-interest income, excluding security gains, increased $937 or 61.2% to $2,468 for the three months ended June 30, 2003 as compared to 2002.  Increased service charges on deposits accounted for $275 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving charging fees for overdraft protection.  The addition of bank owned life insurance during March and October of 2002 represented $156 of the increase.  The bank owned life insurance was purchased to supplement future increases in employee benefit plans and is generating above market returns.  Income from leasing subsidiary, Bank Capital Services Corporation purchased in January 2003, generated $262 in additional fees. In addition, income from insurance subsidiary increased $321 as the result of the acquisition of Mid-Penn Insurance in April 2003.  The acquisition of Steelton Bancorp in April 2003 also aided in the non-interest income growth for the three months ended June 30, 2003 as compared to 2002.  Income from investment product sales decreased $77 when comparing the three months ended June 30, 2003 to 2002 as dollars have flowed out of the stock/bond markets and into banks.

Non-interest expenses increased $1,635 or 30.1% to $7,063 for the three months ended June 30, 2003 as compared to 2002.  All categories of other expenses have been impacted by the acquisitions of Bank Capital Services Corporation, Mid-Penn Insurance Associates, Inc., and Steelton Bancorp during 2003.  Salaries and employee benefits increased $586 or 20.7% due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $166 or 24.8% due to the acquisitions and infrastructure improvements.  Other expenses increased 43.8% or $845 due to increases in normal business expenses, acquisitions, and the outsourcing of operational processing and certain other support functions.  In aggregate, Bank Capital and MPI represented $527 or 32.2% of the total increase in other expense.  The outsourcing of operational processing, which increased our capabilities, increased expenses $341 or 20.9% of the total increase in other expense.

Results of Operations — Six Months Ended June 30, 2003 and 2002

Sun Bancorp, Inc.’s earnings of $3,724 ($0.52 per share basic and diluted) for the six months ended June 30, 2003 were $231 ($0.03 per share basic and diluted) higher than the six months ended 2002.

The earnings resulted in annualized return on average assets for the six months ended June 30, 2003 of  0.75% as compared to 0.76% for the six months ended June 30, 2002.  Annualized return on average equity for the six months ended June 30, 2003 was 9.09% as compared to 8.85% for the six months ended June 30, 2002.

Comparative information for the six months ended June 30, 2003 and 2002 is impacted by the acquisition of Bank Capital Services Corporation, Mid-Penn Insurance Associates, Inc. and Steelton Bancorp.

Net interest income decreased 10.2% to $11,472 for the six months ended June 30, 2003 as compared to $12,769 for the same period of 2002.  Total interest and dividend income decreased $2,551 to $25,334 for the six months ended June 30, 2003.  Interest and fees on loans remained flat with a 0.7% increase to $20,042 for the six months ended June 30, 2003.  Interest and dividends on available for sale securities decreased $2,611 to $5,201 for the six months ended June 30, 2003 due to accelerated prepayments as a result of the current low interest rate environment.  Interest on deposits in banks decreased 48.0% for the six months ended June 30, 2003. Total interest expense decreased 8.3% for the six months ended June 30, 2003, as compared to 2002.  Interest on deposits decreased 19.3%, or $1,486 as a result of the interest rate decreases when comparing the six months ended June 30, 2003 to 2002.

Non-interest income, excluding security gains, increased $2,306 or 90.2% to $4,862 for the six months ended June 30, 2003 as compared to 2002.  Increased service charges on deposits accounted for $600 of the increase.  The addition of bank owned life insurance during March and October of 2002 represented $436 of the increase.  Income from leasing subsidiary, Bank Capital Services Corporation purchased in January 2003, generated $563 in additional fees.  In addition, income from insurance subsidiary increased $314 as the result of the acquisition of Mid-Penn Insurance in April 2003.  Income from investment product sales decreased $158 when comparing the six months ended June 30, 2003 to 2002 as dollars have flowed out of the stock/bond markets and into banks.

Non-interest expenses increased $3,298 or 31.9% to $13,626 for the six months ended June 30, 2003 as compared to 2002.  All categories of other expenses have been impacted by the acquisitions of Bank Capital Services Corporation, Mid-Penn Insurance Associates, Inc., and Steelton Bancorp during 2003.  Salaries and employee benefits increased $948 or 16.8% due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $365 or 27.2%.  Other expenses increased 58.0% or $1,947 due to increases in normal business expenses, acquisitions, and the outsourcing of operational processing and certain other support functions.  In aggregate, Bank Capital and MPI represented $769 or 23.3% of the total increase in other expense. The outsourcing of operational processing, which provided additional capabilities, increased expenses $683 or 20.7% of the total increase in other expense. Security gains of $2,497 were recognized for the six months ended Jun 30, 2003, compared to $140 for 2002 as Sun Bancorp, Inc. realigned the investment portfolio to provide an even cash flow over the next thirty months.

Balance Sheet – June 30, 2003 and December 31, 2002

Total assets were $1,026,790 at June 30, 2003, an increase of $75,616 from $951,174 at December 31, 2002.  Cash and cash equivalents increased $4,854, or 11.7% from $41,569 at December 31, 2002.  The increase in cash and cash equivalents was the result of a cash build up as management evaluated the possibility of paying off debt and prepared for upcoming loan closings.  The investment growth was the result of the acquisition of Steelton Bancorp, Inc. in April 2003.  In addition, to the investment portfolio remaining constant, excluding acquisitions, the portfolio has been realigned to provide an even cash flow over the next thirty months.  A majority of the portfolio was projected to experience accelerated prepayments, which would have resulted in excess of $100 million in principal payments to Sun during 2003.  To combat the accelerated prepayments, Sun began a program, during late 2002, to sell bonds with a weighted average life of less than one year and which are experiencing accelerated prepayments .  The reinvestment of the proceeds of the sales has been primarily in CMOs that have an average life of 3-4 years in a flat rate environment and extension of another 3 years in an upward rate environment of 200bp, which should provide a constant level of cash flow, as interest rates move up.  A byproduct of this strategy to spread the future cash flows has been the recognition of $2,497 in gains for the six months ended June 30, 2003. The growth in the loan portfolio of $35,151 has occurred in the commercial/industrial category and residential mortgages. The residential mortgage growth was a result of the Steelton Bancorp acquisition in which Sun acquired $22,231 in primarily residential loans.  Bank-owned life insurance of $32,604 was added to the balance sheet during 2002 as two separate $15,000 policies.  These policies are used to offset the future increases in employee benefit costs and has increased in value as a result of earnings.

Total liabilities increased $75,826 to $945,753 at June 30, 2003.  Total deposits increased $60,949 to $648,429, as core deposits (non-time deposits) increased $24,548.  The acquisition of Steelton Bancorp provided $36,497 or 59.9% of the deposit increase.  Since December 31, 2002, savings and NOW accounts have increased $13,094 and $7,904 respectively, while money market accounts have decreased $1,940.  Since December 31, 2002, non-interest-bearing deposits have increased $5,490 or 9.3%.  Short-term borrowings decreased $4,983 from December 31, 2002, due to fluctuations in cash management accounts.

Sun Bancorp, Inc.’s total shareholders’ equity decreased $210 from December 31, 2002 to June 30, 2003.  The decrease is the result of several factors.  First, Sun Bancorp, Inc.’s accumulated other comprehensive income (66% of the change in the market value of Sun Bancorp, Inc.’s investment portfolio) decreased 57.4%, or $2,053, to $1,525 from $3,578, at December 31, 2002, because of changes in the market value of Sun Bancorp, Inc.’s investment securities and the gain recognized on the sale of securities.  Second, net income of $3,724 increased shareholders’ equity, however; this increase was offset by the payment of $2,496 in dividends to shareholders during the six months ended June 30, 2003.  Treasury stock increased $161, as Sun Bancorp, Inc. purchased 95,250 shares of treasury stock, at an average cost of $19.33 per share, over the first six months of 2003 and issued 111,045 shares from treasury for the purchase of Bank Capital Services Corporation and Mid-Penn Insurance Associates, Inc.

Allowance for Loan and Lease Losses

SunBank’s allowance for loan and lease losses is increased through periodic provisions for loan and lease losses, and that provision is reported as an expense in current income.  Loan losses are charged against the allowance for loan and lease losses, in the period in which they are determined to be uncollectible.  Recoveries of previously charged off loans are credited to the allowance, as they are received.  Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio.  Management believes the allowance for loan and lease losses is adequate at June 30, 2003 and December 31, 2002.

Management’s analysis incorporates many factors, including current and anticipated economic conditions, loss experience, loan portfolio composition, anticipated losses, and unfunded commitments.  For significant real estate properties, management obtains independent appraisals.  SunBank also retains consultants to conduct independent, periodic loan quality reviews, which management incorporates into its allowance for loan and lease losses analysis.

Management determines the allowance for loan and lease losses based on criteria and analysis developed to evaluate credit risk within each loan category.  Each loan category’s unique risk characteristics guide management’s analysis and determination of an adequate specific reserve for that category.  For real estate loans, management considers factors that include historical loss rates, past due levels, collateral values, and anticipated economic conditions.  For commercial and industrial loans, management evaluates several factors including historical loss experience, current loan grades, expected future cash flows, individual loan reviews, internal and external analysis, and anticipated economic conditions.  For individual (consumer) loans, management evaluates factors such as historical and projected loss rates, past due levels, collateral values, and anticipated economic conditions.

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

As management continued to closely monitor the allowance for loan and lease losses, the provision for these losses remained constant at $405 and $810, for the three and six months ended June 30, 2003 and 2002, respectively.  The stability was the result of 6.0% loan growth, since December 31, 2002, coupled with net charge-offs of $367, for the six months ended June 30, 2003.  These factors resulted in an allowance for loan and lease losses of 1.17% of total loans and leases at June 30, 2003, as compared to 1.17% at June 30, 2002, and 1.05% at December 31, 2002.

Management continues to enhance its methodology for analyzing the allowance for loan and leases losses and for assigning reserves.  However, the allowance for loan and lease losses still only represents management’s estimate of an amount adequate to absorb probable loan losses due to credit quality.  Management cannot precisely quantify that amount due to many uncertainties, including future global, national, and local economic conditions and other factors.  As a result, unforeseen developments may require management to increase the allowance for loan and lease losses.  Such developments could include changing economic conditions or negative developments with borrowers.  In addition, bank regulators periodically assess SunBank’s allowance for loan and lease losses and may, consistent with examination guidelines and current information, require an increased allowance for loan and lease losses.  As a result, any number of factors may materially change management’s analysis in the future.

Deposits

Sun Bancorp, Inc.’s total deposits increased $60,949 or 10.4%, to $648,429 at June 30, 2003, compared to $587,480, at December 31, 2002.  This increase is the result of Sun’s focus on growing low cost core deposits (all deposits excluding time deposits) and building relationships with local municipalities, colleges, and businesses.  In addition, $36,497 of the deposit increase, $22,579 in time deposits, is the result of the Steelton Bancorp acquisition that occurred in April 2003.  The acquisition and the focus on obtaining core deposits resulted in a core deposit increase of 7.7% or $24,548, to $345,382 at June 30, 2003, compared to $320,834, at December 31, 2002.  A majority of the deposit growth is the result of savings accounts increasing $13,094 or 17.1%, and time deposits increasing $36,401 or 13.7% since December 31, 2002.  Over the same time period, demand deposit accounts increased $5,490, or 9.3%, to $64,671.

	June 30, 2003		December 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$64,671	10.0%	$59,181	10.1%	$5,490	9.3%
NOW accounts	163,018	25.1%	155,114	26.4%	7,904	5.1%
Insured MMDA	27,887	4.3%	29,827	5.1%	(1,940)	-6.5%
Savings deposits	89,806	13.8%	76,712	13.1%	13,094	17.1%
Time deposits	303,047	46.8%	266,646	45.3%	36,401	13.7%
Total deposits	$648,429	100.0%	$587,480	100.0%	$60,949	10.4%

Core deposits*	$345,382	53.3%	$320,834	54.6%	$24,548	7.7%

* Core deposits are defined as total deposits less time deposits

Other Funding

Sun continued using borrowed funds to supplement deposits during 2003 and 2002.  At June 30, 2003, Sun had $246,911 in long term debt funding.  This funding consisted primarily of $230,750 in variable Federal Home Loan Bank (FHLB) borrowings with maturities between 2005 and 2010.  Sun also had $11,900 in long-term repurchase agreements at June 30, 2003.

Sun had $18,866 in long term subordinated debentures, at June 30, 2003, that consisted of $16,500 in trust preferred securities with a maturity of February 22, 2031 and an initial call of February 22, 2011.  The remaining $2,366 was the result of a note issued for the purchase of Guaranty Bank, N.A., during 2001.

Other funding sources for short-term money include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase), Treasury Tax and Loan Note Option, repurchase agreements, and FHLB overnight borrowings.  At June 30, 2003, Sun’s short-term borrowings consisted primarily of cash management accounts in the amount of $24,574.

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

NIM decreased by 58 basis points to 2.77% for the three months ended June 30, 2003, compared to 3.35%, for the same period of 2002.  The decrease was primarily the result of decreased yield on the loan and investment portfolios.  The decreased yield of 223 basis points on taxable investments is the result of accelerated prepayments, coupled with low reinvestment rates.  NIM has stabilized from 2.86% for the fourth quarter of 2002.  The stabilization of the NIM is the result of Sun lowering deposit rates at approximately the same rate of decline seen in the yield on earning assets.

For the six months ended June 30, 2003, the NIM decreased by 40 basis points to 2.78%, compared to 3.18% for the six months ended June 30, 2002.  The decrease was primarily the result of decreased yield on the loan and investment portfolios, which decreased greater than the cost of funds.  The decreased yield of 162 basis points on taxable investments is the result of accelerated prepayments coupled with low reinvestment rates. In addition, many of the higher coupon bonds showing accelerated prepayments with a remaining average life of less than one year were sold and the proceeds reinvested in a manner to spread the cash flow over the next thirty months.

To alleviate the compression in the NIM and constrain the volatility in net interest income in an up or down interest rate environment, on June 30, 2003, the Bank entered into $100 million in derivative contracts.  The contracts involve the high rate Federal Home Loan Bank advances (other borrowings) and will increase net interest income by approximately $120 per month at current interest rates.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Three Months Ended
	June 30, 2003			June 30, 2002
(In Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$11,529	$39	1.36%	$12,613	$71	2.26%
Loans (net of unearned income)	616,914	10,463	6.80%	566,017	10,338	7.33%
Investments:
Taxable	243,753	2,346	3.85%	237,445	3,611	6.08%
Tax-exempt	19,597	324	6.62%	21,088	391	7.41%
Total interest-earning assets	891,792	13,172	5.92%	837,163	14,411	6.90%

Noninterest-earning assets:

Cash and due from banks	22,245			19,188
Bank premises & equipment	18,723			14,416
Accrued interest and other assets	102,603			61,799
Less: Allowance for loan losses	(7,101)			(6,674)
Unamortized loan fees	218			195

Total assets	$1,028,479			$926,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:

NOW Accounts	$165,746	$350	0.85%	$154,134	$513	1.33%
Insured Money Market Accounts	28,369	98	1.39%	22,079	102	1.85%
Savings deposits	87,172	201	0.92%	78,111	304	1.56%
Time deposits	291,711	2,422	3.33%	270,312	2,765	4.10%
Short-term borrowings	48,081	140	1.17%	20,324	71	1.40%
Subordinated debentures	19,646	465	9.47%	20,247	476	9.40%
Other borrowed funds	243,318	3,346	5.52%	221,429	3,180	5.76%
Total interest-bearing liabilities	884,042	7,022	3.19%	786,636	7,411	3.78%

Noninterest-bearing liabilities and shareholders’ equity:

Demand deposits	60,180			57,962
Accrued interest and other liabilities	2,798			1,703
Shareholders’ equity	81,459			79,786
Total liabilities and shareholders’ equity	$1,028,479			$926,087
Interest rate spread			2.73%			3.12%
Net interest income/margin		$6,150	2.77%		$7,000	3.35%

* Average loan balances include non-accrual loans and interest income includes fees on loans

* Yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Six Months Ended
	June 30, 2003			June 30, 2002
(In Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$14,486	$91	1.27%	$14,514	$175	2.43%
Loans (net of unearned income)	600,639	20,285	6.81%	552,003	20,165	7.37%
Investments:
Taxable	231,458	4,756	4.11%	254,789	7,294	5.73%
Tax-exempt	19,452	675	6.94%	21,194	785	7.41%
Total interest-earning assets	866,036	25,807	6.00%	842,500	28,419	6.79%

Noninterest-earning assets:

Cash and due from banks	20,761			19,869
Bank premises & equipment	17,442			14,432
Accrued interest and other assets	97,108			53,327
Less: Allowance for loan losses	(6,737)			(6,563)
Unamortized loan fees	212			58

Total assets	$994,821			$923,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:

NOW Accounts	$161,147	$728	0.91%	$149,588	$1,009	1.36%
Insured Money Market Accounts	27,072	197	1.47%	21,197	201	1.91%
Savings deposits	83,069	393	0.95%	75,583	633	1.69%
Time deposits	283,881	4,880	3.47%	275,356	5,841	4.28%
Short-term borrowings	40,704	247	1.22%	20,815	143	1.39%
Subordinated debentures	19,651	933	9.50%	20,345	956	9.40%
Other borrowed funds	233,564	6,484	5.60%	221,713	6,333	5.76%
Total interest-bearing liabilities	849,087	13,862	3.29%	784,597	15,116	3.89%

Noninterest-bearing liabilities and shareholders’ equity:

Demand deposits	58,203			56,863
Accrued interest and other liabilities	5,603			3,264
Shareholders’ equity	81,928			78,899
Total liabilities and shareholders’ equity	$994,821			$923,623
Interest rate spread			2.71%			2.90%
Net interest income/margin		$11,945	2.78%		$13,303	3.18%

* Average loan balances include non-accrual loans and interest income includes fees on loans

* Yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basisusing a 34% federal income tax rate.

Non-interest Income

Non-interest income, excluding security gains, increased $937 or 61.2% to $2,468, for the three months ended June 30, 2003 compared to 2002.  Increased service charges on deposits accounted for $275 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving overdraft protection.  The addition of bank owned life insurance during 2002 represented $156 of the increase.  The bank owned life insurance was purchased to supplement future increases in employee benefit plans.  Income from SunBank’s leasing subsidiary, Bank Capital Services Corporation, purchased in January 2003, generated $262 in additional fees. In addition, income from insurance fees increased $321, as the result of the acquisition of Mid-Penn Insurance, in April 2003.  The acquisition of Steelton Bancorp, in April 2003, also increased non-interest income for the three months ended June 2003, as compared to 2002.  Offsetting the increases in other income was a decrease in income from investment product sales of $77, when comparing the three months ended June 30, 2003 to 2002, as dollars have flowed out of the stock/bond markets and into banks.

Non-interest income, excluding security gains, increased $2,306 or 90.2% to $4,862 for the six months ended June 30, 2003 compared to 2002.  The increases were driven by initiatives undertaken in 2002 and acquisitions in 2003, as noted in the above three-month discussion.

	June 30, 2003		June 30, 2002		Change
Three Months Ended	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$983	28.3%	$708	44.9%	$275	38.8%
Trust income	203	5.9%	187	11.9%	16	8.6%
Net security gains	1,001	28.9%	45	2.9%	956	2124.4%
Income from investment product sales	78	2.2%	155	9.8%	(77)	-49.7%
Bank owned life insurance	317	9.1%	161	10.2%	156	96.9%
Income from insurance subsidiary	340	9.8%	19	1.2%	321	1689.5%
Gain on sale of loans	43	1.2%	45	2.9%	(2)	-4.4%
Income from leasing subsidiary	262	7.6%	—	0.0%	262	N/A
Other income	242	7.0%	256	16.2%	(14)	-5.5%
Total non-interest income	$3,469	100.0%	1,576	100.0%	1,893	120.1%

	June 30, 2003		June 30, 2002		Change
Six Months Ended	Amount	% Total	Amount	% Total	Amount	%
Service charges on deposit accounts	$1,828	24.8%	$1,228	45.7%	$600	48.9%
Trust income	422	5.7%	341	12.6%	81	23.8%
Net security gains	2,497	34.0%	140	5.2%	2,357	1683.6%
Income from investment product sales	102	1.4%	260	9.6%	(158)	-60.8%
Bank owned life insurance	642	8.7%	206	7.6%	436	211.7%
Income from insurance subsidiary	363	4.9%	49	1.8%	314	640.8%
Gain on sale of loans	304	4.1%	73	2.7%	231	316.4%
Income from leasing subsidiary	563	7.7%	—	0.0%	563	N/A
Other income	638	8.7%	399	14.8%	239	59.9%
Total non-interest income	$7,359	100.0%	$2,696	100.0%	$4,663	173.0%

Non-interest Expenses

Non-interest expenses increased $1,635 or 30.1% to $7,063, for the three months ended June 30, 2003 compared to 2002.  The acquisitions of Bank Capital Services Corporation (Bank Capital), Mid-Penn Insurance Associates, Inc (MPI), and Steelton Bancorp have impacted all categories of other expenses during 2003.  In the aggregate, Bank Capital and MPI represented $527 or 32.2% of the total increase.  The outsourcing of operational processing increased expenses $330 or 20.2% of the total increase.  Salaries and employee benefits increased $586 or 20.7%, due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $166 or 24.8% due to the acquisitions and infrastructure improvements.  Other expenses increased 43.8% or $845 due to increases in normal business expenses, acquisitions, and the outsourcing of operational processing and certain other support functions.

Non-interest expenses increased $3,298 or 31.9% to $13,626 for the six months ended June 30, 2003 as compared to 2002.  The increases were driven by initiatives undertaken in 2002 and acquisitions in 2003, as noted in the above three-month discussion.

	June 30, 2003		June 30, 2002		Change
Three Months Ended	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,415	48.4%	$2,829	52.1%	$586	20.7%
Net occupancy expenses	332	4.7%	251	4.6%	81	32.3%
Furniture and equipment expenses	503	7.1%	418	7.7%	85	20.3%
Expenses of insurance subsidiary	38	0.5%	—	0.0%	38	N/A
Other expenses	2,775	39.3%	1,930	35.6%	845	43.8%
Total non-interest expense	$7,063	100.0%	$5,428	100.0%	$1,635	30.1%

	June 30, 2003		June 30, 2002		Change
Six Months Ended	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,581	48.3%	$5,633	54.5%	$948	16.8%
Net occupancy expenses	715	5.2%	525	5.1%	190	36.2%
Furniture and equipment expenses	990	7.3%	815	7.9%	175	21.5%
Expenses of insurance subsidiary	38	0.3%	—	0.0%	38	N/A
Other expenses	5,302	38.9%	3,355	32.5%	1,947	58.0%
Total non-interest expense	$13,626	100.0%	$10,328	100.0%	$3,298	31.9%

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

	June 30, 2003
	Book Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Banks and bank and financial holding companies	$3,886	$279	$(97)	$4,068
FHLB stock	13,618	—	—	13,618
Non-bank companies	87		(16)	71
Total	$17,591	$279	$(113)	$17,757

	December 31, 2002
	Book Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Banks and bank and financial holding companies	$3,024	$136	$(293)	$2,867
FHLB stock	12,012	—	—	12,012
Non-bank companies	87		(22)	65
Total	$15,123	$136	$(315)	$14,944

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

Sun Bancorp, Inc. is currently, and has been in the past, designated a well-capitalized institution.  Shareholders’ equity decreased $210 to $81,037, at June 30, 2003, from $81,247, at December 31, 2002.  Unrealized gains or losses, net of taxes on investment securities, are reported as accumulated other comprehensive income within shareholders’ equity are the cause of this decrease as accumulated other comprehensive income declined $2,053 to $1,525 from $3,578 at December 31, 2002.

Management is not aware of any events or regulatory restrictions that would have a material effect on Sun Bancorp, Inc.’s capital adequacy.

Sun Bancorp, Inc.’s strong capital position is evidenced by the following capital ratios, which are above the regulatory minimum levels.

			For Capital Adequacy Purposes Ratio
	Actual
(Dollars in thousands)	Amount	Ratio
As of June 30, 2003:
Total Capital
Sun	$73,188	10.4%	8.0%
Bank	$69,250	9.9%	8.0%
Tier I Capital
Sun	$63,406	9.0%	4.0%
Bank	$61,886	8.9%	4.0%
Leverage Ratio
Sun	$63,406	6.4%	4.0%
Bank	$61,886	6.2%	4.0%

As of December 31, 2002:
Total Capital
Sun	$80,484	12.6%	8.0%
Bank	$77,175	12.1%	8.0%
Tier I Capital
Sun	$71,123	11.1%	4.0%
Bank	$70,969	11.1%	4.0%
Leverage Ratio
Sun	$71,123	7.8%	4.0%
Bank	$70,969	7.9%	4.0%

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

The following tables set forth Selected Financial Data for each of the past five quarters:

	Quarter Ended (A)
(Dollars in Thousands, Except Per Share Data)	6/30/2003	3/31/2003	12/31/2002	9/30/2002	6/30/2002

Financial Condition Data:
General
Total assets	$1,026,790	$1,004,753	$951,174	$949,563	$924,091
Loans, net	618,670	589,009	583,519	579,233	575,616
Goodwill	32,604	23,345	22,924	22,924	22,924
Total deposits	648,429	598,067	587,480	601,843	571,371
Non interest bearing	64,671	57,649	59,181	60,402	58,981

Savings	89,806	81,321	76,712	79,588	79,375
NOW	163,018	156,649	155,114	157,806	143,144
Money Market	27,887	27,548	29,827	22,094	23,056
Time Deposits	303,047	274,900	266,646	281,953	266,815
Total interest bearing deposits	583,758	540,418	528,299	541,441	512,390

Core deposits*	345,382	323,167	320,834	319,890	304,556
Trust preferred securities & subordinated debt	18,866	19,655	19,655	19,655	19,655
Shareholders’ equity	81,037	80,035	81,247	81,868	80,408
Trust assets under management	140,119	144,014	151,173	152,434	147,682

Asset Quality

Non-performing assets	$4,592	$4,714	$4,115	$4,852	$4,461
Non-performing assets to total assets	0.45%	0.47%	0.43%	0.51%	0.48%
Allowance for loan losses	7,342	6,478	6,206	7,178	6,790
Allowance for loan losses to total loans	1.17%	1.09%	1.05%	1.22%	1.17%
Allowance for loan losses to non-performing loans	204.57%	167.04%	183.56%	170.70%	184.81%
Non-performing loans to total loans	0.57%	0.65%	0.57%	0.72%	0.63%

Capitalization - Bancorp

Shareholders’ equity to total assets	7.89%	7.97%	8.54%	8.62%	8.70%

* Core deposits are defined as total deposits less time deposits

(A) 2002 quarters have been adjusted for SFAS No. 147 impact.

	Quarter Ended (A)
(Dollars in Thousands, Except Per Share Data)	6/30/2003	3/31/2003	12/31/2002	9/30/2002	6/30/2002

Operating Data

Net income	$1,690	$2,034	$1,228	$1,695	$1,941
Net interest income	5,924	5,548	5,750	6,376	6,733
Provision for loan losses	405	405	200	450	405
Non-interest income	3,469	3,890	2,342	1,630	1,576
Non-interest expense	7,063	6,563	6,643	5,651	5,428

Performance Statistics

Net interest margin	2.77%	2.85%	2.86%	3.12%	3.35%
Return on average assets	0.66%	0.84%	0.51%	0.73%	0.85%
Return on average equity	8.30%	9.87%	6.04%	8.34%	9.74%
Annualized net loan charge-offs to avg loans	0.15%	0.09%	0.87%	0.04%	0.11%
Net charge-offs	234	133	1,266	62	152
Efficiency ratio	83.7	82.6	87.2	70.6	65.7
Net income per employee	6	7	4	6	7

Per Share Data

Basic earnings per share	$0.23	$0.28	$0.17	$0.24	$0.27
Diluted earnings per share	0.23	0.28	0.17	0.23	0.27
Dividend declared per share	0.1815	0.1650	0.1650	0.1650	0.1650
Book value	11.24	11.17	11.33	11.43	11.24
Common stock price:
High	22.48	20.50	23.20	23.98	24.49
Low	19.60	18.01	17.84	21.85	17.65
Close	20.13	19.51	18.26	22.48	24.49
Weighted average common shares:
Basic	7,211	7,182	7,168	7,165	7,141
Fully Diluted	7,242	7,201	7,238	7,248	7,164
End-of-period common shares:
Issued	7,319	7,317	7,299	7,276	7,266
Treasury	111	149	127	111	111

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

SUN BANCORP, INC.

FORM 10-Q

PART II

Items 1, 2, 3, and 5 — Omitted pursuant to instructions to Part II

Item 4 — Submission of matters to a vote of security holders

On April 24, 2003 the annual meeting of Sun Bancorp, Inc. was held with the results of the items voted on at the meeting listed in the attached exhibit 99.3.

Item 6 — Exhibits and Reports on Form 8-K

a.	On April 23, 2003, Sun filed a Current Report on Form 8-K announcing the operating results for the three months ended March 31, 2003.

b.	On April 23, 2003 Sun filed a Current Report on Form 8-K announcing the completion of the acquisition of Mid-Penn Insurance Associates, Inc.

c.	On April 25, 2003 Sun filed a Current Report on Form 8-K announcing the entering into a definitive agreement for Sun to acquire Sentry Trust Company.

d.	On April 25, 2003 Sun filed a Current Report on Form 8-K announcing the declaration of the second quarter cash dividend of $0.1815 per share.

e.

On May 29, 2003 Sun filed a Current Report on Form 8-K announcing that Sun, as trustee for the Sun Bancorp, Inc. 401(k) Plan, disclosing that Beard Miller Company, LLP has been engaged as the certified public accountant for the Plan for the Plan’s fiscal year ending December 31, 2002.

f.	Exhibits
	3(i)	The Articles of Incorporation of the Corporation (Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

3(ii)

The By-Laws, as amended and restated (Incorporated herein by reference to Exhibit 3 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003).

10.1

Employment Agreement between Robert J. McCormack, the Registrant and Sun Bank dated October 31, 2002.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.2

Employment Agreement between Thomas W. Bixler, the Registrant and Sun Bank dated November 3, 2002.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.3

Employment Agreement between Sandra Miller, the Registrant and Sun Bank dated October 24, 2002.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.4

Change of Control Agreement between Maureen M. Bufalino, the Registrant and Sun Bank, dated May 31, 2001.  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.5

Employment Agreement between Wilmer D. Leinbach, the Registrant and Sun Bank dated January 28, 2003.  (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

10.6	1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61237 on Form S-8 filed with the Commission on August 12, 1998).

10.7	1998 Independent Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61241 on Form S-8 filed with the Commission on August 12, 1998).

10.8	1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61249 on Form S-8 filed with the Commission on August 12, 1998).

11	Statement re: Computation of Earnings Per Share can be referenced in Note 2 of the Consolidated Statements in this Report

99.1	Certification of principal executive officer or principal financial officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of principal executive officer or principal financial officer pursuant to 18 U.S.C. Section 1350.

99.3	Report of Inspector of Election.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.

Date	August 11, 2003	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Chief Financial Officer
(Principal Financial Officer)