Form 10-Q
period 2003-09-30
SUN BANCORP INC
filed 2003-11-14
CIK 713975

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2003

or

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

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,178,365
Class	Outstanding Shares At November 7, 2003

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$30,760	$21,399
Interest-bearing deposits in banks	1,665	20,170
Total cash and cash equivalents	32,425	41,569

Investment securities at fair market value	228,553	219,438

Loans and leases, net of unearned income	670,568	608,601
Less: allowance for loan and lease losses	7,229	6,206
Net loans and leases	663,339	602,395

Bank premises and equipment, net	23,697	15,809
Goodwill and core deposit intangible	32,337	22,924
Accrued interest	3,523	3,501
Bank owned life insurance	32,917	30,800
Other assets	16,502	14,738
Total assets	$1,033,293	$951,174

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(Continued)

(In Thousands, Except Share Data)	September 30, 2003	December 31, 2002
	(Unaudited)

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$66,118	$59,181
Interest-bearing	585,394	528,299
Total deposits	651,512	587,480

Short-term borrowings	32,848	29,682
Other borrowed funds	245,533	220,000
Subordinated debentures	18,866	19,655
Accrued interest and other liabilities	5,519	13,110
Total liabilities	954,278	869,927

Commitments and contingencies (note 11)

Shareholders’ equity

Preferred stock, no par value per share, 10,000,000 authorized shares: no shares issued in 2003 and 2002	—	—
Common stock, no par value per share; 50,000,000 authorized shares: issued 7,319,287 shares in 2003 and 7,299,446 shares in 2002	85,370	84,591
Retained earnings (deficit)	(3,407)	(5,159)
Accumulated other comprehensive income (loss)	(443)	3,578
Less: Treasury stock, at cost, 140,922 shares in 2003 and 126,717 shares in 2002	(2,505)	(1,763)
Total shareholders’ equity	79,015	81,247
Total liabilities and shareholders’ equity	$1,033,293	$951,174

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2003	2002	2003	2002
Interest income:
Loans and leases, including fees	$10,565	$10,364	$30,607	$30,262
Available for sale securities
Taxable	1,363	2,907	5,913	9,955
Tax-exempt	214	250	659	768
Dividends	99	112	305	358
Deposits in banks and other financial institutions	21	94	112	269

Total interest and dividend income	12,262	13,727	37,596	41,612

Interest expense:
Deposits	2,749	3,605	8,947	11,289
Short-term borrowings	75	93	322	236
Other borrowed funds	3,010	3,181	9,494	9,514
Subordinated debentures	455	472	1,388	1,428

Total interest expense	6,289	7,351	20,151	22,467

Net interest income	5,973	6,376	17,445	19,145

Provision for loan and lease losses	405	450	1,215	1,260

Net interest income, after provision for loan & lease losses	$5,568	$5,926	$16,230	$17,885

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share Data)	2003	2002	2003	2002
Non-interest income:
Service charges on deposit accounts	$1,137	$880	$2,965	$2,108
Trust income	171	222	593	563
Net security gains	697	3	3,194	143
Investment product sales	142	90	244	350
Bank owned life insurance	314	187	956	393
Insurance subsidiary	463	14	826	63
Net gain on sale of loans	60	63	364	136
Leasing fees	252	—	815	—
Other income	492	171	1,208	570

Total non-interest income	3,728	1,630	11,165	4,326

Non-interest expense:
Salaries and employee benefits	3,330	2,991	9,911	8,624
Net occupancy expense	342	282	1,057	807
Furniture and equipment expenses	481	451	1,471	1,266
Amortization of intangibles	51	—	89	—
Other expenses	2,951	1,927	8,331	5,282

Total non-interest expense	7,155	5,651	20,859	15,979

Income before income tax provision	2,141	1,905	6,536	6,232

Income tax provision	320	210	991	1,044

Net income	$1,821	$1,695	$5,545	$5,188

Net income per share - Basic	$0.25	$0.24	$0.77	$0.73

Net income per share - Diluted	$0.25	$0.23	$0.77	$0.72

Dividends declared	$0.1815	$0.1650	$0.5280	$0.48

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(In Thousands)	2003	2002
Cash flows from operating activities:
Net income	$5,545	$5,188
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	1,215	1,260
Depreciation of fixed assets	956	769
Amortization of intangibles	89	—
Net amortization and accretion of securities	1,483	807
Net security gains	(3,194)	(143)
Decrease (increase) in accrued interest and other assets	7,296	(10,918)
Net gain on sales of loans	(364)	(136)
Loss (gain) on sale of bank premises and equipment	11	(6)
Decrease in other assets and other liabilities	(11,563)	(2,535)
Net cash provided by (used in) operating activities	1,474	(5,714)

Cash flows from investing activities:
Proceeds from sales of investment securities	83,316	1,081
Proceeds from maturities of investment securities	101,784	89,867
Purchase of bank owned life insurance	—	15,473
Purchases of investment securities	(178,686)	(11,309)
Net cash paid for acquisitions	(131)	—
Net increase in loans	(56,825)	(74,187)
Proceeds from sales of loans	16,595	8,866
Proceeds from sales of bank premises and equipment	14	6
Capital expenditures	(6,725)	(1,030)
Net cash used in investing activities	(40,658)	(2,179)

Cash flows from financing activities:`
Net increase in deposits	27,535	27,966
Net increase in short-term borrowings	2,745	1,200
Net increase (decrease) in long-term borrowings	6,502	(2,000)
Repayment of subordinated debt	(789)	(789)
Cash dividends paid	(3,793)	(3,431)
Proceeds from sale of stock for employee benefits program	262	608
Purchase of treasury stock	(2,422)	(313)
Net cash provided by financing activities	30,040	23,247

Net (decrease) increase in cash and cash equivalents	(9,144)	15,484
Cash and cash equivalents at beginning of period	41,569	44,983
Cash and cash equivalents at end of period	32,425	60,467

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$20,842	$23,415

Income taxes	—	$1,950

Loans with an estimated value of  $661,000 and $348,000 were reclassified to foreclosed assets held for sale during the nine-month periods ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc. (“Sun”), the parent company, and its wholly-owned subsidiaries: SunBank, Mid-Penn Insurance Associates, Inc., SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  The parent and subsidiaries are reported as one unit within the financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  These statements should be read in conjunction with the notes to the audited financial statements contained in the 2002 Annual Report to Shareholders.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 thru 20 of the 2002 Annual Report to Shareholders with additional policies listed in Note 1, Significant Accounting Policies.

Note 2 – Significant Accounting Policies

Lease Fee/Expense Recognition

Sun recognizes fees and expenses on direct financing leases using the implied interest rate, which results in a level yield.  Fees and expenses on operating leases are recognized using the straight-line method.

Insurance Revenue Recognition

Sun recognizes revenue from the insurance subsidiary as commissions become receivable.

Loans and Leases Available for Sale

Sun has contracted with a third party to purchase certain new residential mortgages originated by Sun within seven days of closing.  The mortgages are selected based on predefined terms and conditions agreed upon by Sun and the third party.  Due to the short holding period and that the mortgage’s are booked at market rates, the market value and cost basis have not been deemed to be materially different.

It is the intent of Sun to hold to maturity all other loans and leases, except the mortgages noted above.  However, from time to time management may elect to sell certain loans or leases out of the portfolio.

Direct Financing Leases

Sun maintains residual value insurance with a $ 500 deductible on each lease originated prior to April 1, 2003.  Leases originated subsequent to April 1, 2003 are subject to an insurance policy with a deductible equal to 20% of the original residual value of each lease.  Accordingly, substantially all of Sun’s leases qualify as direct financing leases.

Residual Value Impairment

Sun tests residual values for impairment annually.  Sun compares the portfolio against an equity table, which sets forth the insurance carrier’s projections of vehicle values based on how Automotive Lease Guide residual values measure to Black Book values.  The result of this comparison will be used by Sun in determining residual impairment, if any, so that any necessary write-downs may be taken.

Gains and Losses on Loans and Leases Sold

Sun recognizes gains or losses on the sale of loans or leases at the time of sale.  The proceeds of the sale are first applied to accrued interest and fees receivable with the remaining proceeds applied to principal.  Any remaining proceeds or deficit is recognized as a gain or loss.  Loans or leases are sold without recourse; however, Sun does retain servicing rights, which is recorded as an asset at fair value and amortized over the weighted average life of the servicing asset.

Standby Letters of Credit

Sun enters into standby letters of credit with its customers to guarantee a customer’s performance to a third party.  These guarantees are primarily issued to support borrowing arrangements and related transactions.  Terms vary from one month to 24 months and may have renewal features.  Fees associated with standby letters of credit are deferred and recognized as a liability and amortized over the life of the standby letter of credit.

Note 3 – Stock Options

Sun has three common stock plans for employees and directors.  The 1998 Stock Incentive Plan, administered by a Board of Directors committee of independent directors, allows for 716,625 shares of common stock to be issued for key officers and other management employees in the form of qualified options, non qualified options, stock appreciation rights, or restricted stock.  The 1998 Independent Directors Stock Option Plan allows 115,763 shares of common stock to be issued for non-employee directors.  Options under those plans expire ten years after the grant date.  Both of these plans terminate in 2008.

The 1998 Employee Stock Purchase Plan, which permits all employees to purchase common stock at a price per share not less than 85% of the market value on the exercise date was allocated 248,063 shares.  Options granted to date have been awarded at 90% of the market value on the exercise date.  Each option under the 1998 Employee Stock Purchase Plan expires no later than five years from the grant date.  This plan terminates in 2008.

Sun applies Accounting Principles Board Opinion Number 25 and related interpretations to account for its common stock plans.  Accordingly, Sun has not recognized compensation expense for the plans.  Had compensation expense been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and basic earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net income:
As reported	$1,821,000	$1,695,000	$5,545,000	$5,188,000
Pro forma	$1,766,000	$1,605,000	$5,633,000	$5,012,000

Earnings per share - Basic
As reported	$0.25	$0.24	$0.77	$0.73
Pro forma	$0.25	$0.22	$0.78	$0.70

Note 4 – Consolidated Statement of Changes in Shareholder’s Equity

The purpose of reporting comprehensive income is to report a measure of all changes in Sun’s equity resulting from economic events other than transactions with shareholders acting in their normal capacity as shareholders.  For Sun, “comprehensive income” includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities).  Unrealized gains and losses are part of comprehensive income, therefore comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

For the years ended December 31, 2001, 2002 and the year to date ended September 30, 2003

(In Thousands, Except for Share Data)

				Accumulated Other Comprehensive Income(Loss)
			Retained Earnings (Deficit)			Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount
Balance, December 31, 2000	7,227	$81,632	$(11,177)	$(1,591)	$(6,337)	$62,527
Comprehensive income:
Net income	—	—	8,350	—	—	8,350
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	3,660	—	3,660
Total comprehensive income						12,010

Stock issued:
Employee benefit plans	9	123	—	—	—	123
Purchase of Guaranty Bank, N.A. (553,558 treasury shares)	—	1,810	—	—	6,388	8,198
Purchase of treasury stock (80,535 shares)	—	—	—	—	(1,213)	(1,213)
Cash dividends declared, $.60 per share	—	—	(4,134)	—	—	(4,134)
Balance, December 31, 2001	7,236	83,565	(6,961)	2,069	(1,162)	77,511
Comprehensive income:
Net income	—	—	6,416	—	—	6,416
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	1,509	—	1,509
Total comprehensive income						7,925

Stock issued:
Employee benefit plans	63	1,007	—	—	—	1,007
Purchase of treasury stock (33,300 shares)	—	—	—	—	(601)	(601)
Cash dividends declared, $.66 per share	—	—	(4,614)	—	—	(4,614)
Tax benefit of exercised stock options	—	19	—	—	—	19
Balance, December 31, 2002	7,299	84,591	(5,159)	3,578	(1,763)	81,247
Comprehensive income:
Net income	—	—	5,545	—	—	5,545
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(4,021)	—	(4,021)
Total comprehensive income						1,524

Stock issued:
Employee benefit plans	20	262	—	—	—	262
Purchase of Bank Capital Services Corporation (25,109 treasury shares)	—	121	—	—	351	472
Purchase of Mid-Penn Insurance Associates, Inc. (85,936 treasury shares)	—	396	—	—	1,329	1,725
Purchase of treasury stock (95,250 shares)	—	—	—	—	(2,422)	(2,422)
Cash dividends declared, $.528 per share	—	—	(3,793)	—	—	(3,793)
Balance, September 30, 2003	7,319	$85,370	$(3,407)	$(443)	$(2,505)	$79,015

Note 5 – Investment Securities

The amortized cost and fair value of investment securities available for sale, at September 30, 2003 and December 31, 2002, were as follows:

	September 30, 2003
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - pass-through	$84,739	$354	$(654)	$84,439
Mortgage - other	98,103	338	(1,343)	97,098
Agency obligations	2,990	—	(90)	2,900
Obligations of states and political subdivisions	18,380	952	(107)	19,225
Other corporate	11,064	36	(157)	10,943
Total debt securities	215,276	1,680	(2,351)	214,605

Equity securities:
Marketable equity securities	330	—	—	330
Restricted equity securities	13,618	—	—	13,618
Total equity securities	13,948	—	—	13,948

Total	$229,224	$1,680	$(2,351)	$228,553

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - pass-through	$50,288	$2,371	$—	$52,659
Mortgage - other	98,705	1,446	(133)	100,018
Agency obligations	24,559	767	—	25,326
Obligations of states and political subdivisions	19,767	836	—	20,603
Other corporate	5,575	388	(75)	5,888
Total debt securities	198,894	5,808	(208)	204,494

Equity securities:
Marketable equity securities	3,111	136	(315)	2,932
Restricted equity securities	12,012	—	—	12,012
Total equity securities	15,123	136	(315)	14,944

Total	$214,017	$5,944	$(523)	$219,438

Note 6 – Loans

The balances for principal loan categories were as follows:

(In Thousands)	September 30, 2003	December 31, 2002

Real estate – mortgage	$399,760	$404,350
Real estate – construction	26,952	17,721
Agricultural	296	138
Commercial and industrial	71,509	54,624
Lease – auto	72,921	48,145
Lease – equipment	8,080	5,384
Individual	100,040	85,920
Other	393	328
Total	679,951	616,610

Less:
Unearned income & deferred loan fees	(9,878)	(7,945)
Unamortized net discount/premium on purchased loans	495	(64)
ALLL	(7,229)	(6,206)
Net Loans	$663,339	$602,395

Net Investment in Direct Financing Leases:
(In Thousands)

	September 30, 2003	December 31, 2002
Minimum lease payments receivable	$48,390	$34,653
Residual values	30,427	18,876
Unearned income under lease contracts	(9,609)	(7,874)
Net Investment	$69,208	$45,655

Note 7 — Net Income Per Share

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

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three and nine-month periods ended September 30, 2003 and 2002

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$1,821,000	$1,695,000	$5,545,000	$5,188,000
Average number of common shares oustanding	7,189,319	7,164,910	7,193,995	7,149,568
Effect of dilutive options	24,939	83,072	26,925	38,545
Average number of common shares oustanding used to calculate diluted earnings per common share	7,214,258	7,247,982	7,220,920	7,188,113

Note 8 — Fixed Assets

(In Thousands)	September 2003	December 2002
Land	$2,490	$2,046
Building	15,539	13,175
Furniture and equipment	9,564	6,954
Assets held for lease	3,893	—
Total cost	31,486	22,175

Less: Accumulated deprecation	(7,789)	(6,366)
Fixed assets, net	$23,697	$15,809

Note 9 – Goodwill and Core Deposit Intangible

Following is a schedule of the intangibles acquired and their associated amortization for the nine month period ended September 30, 2003.  The core deposit intangible associated with the Steelton Bancorp acquisition is being amortized over 10 years and the customer list intangible associated with the Mid Penn Insurance acquisition is being amortized over 15 years.  There were no additions or amortization of intangibles recognized in 2002.

		Acquired
(In Thousands)	December 31, 2002	Bank Capital	MPI	Steelton	Amortization	September 30, 2003
Goodwill	$22,924	$421	$612	$5,813	$—	$29,770
Core Deposit Intangible	—	—	—	792	(34)	758
Customer List	—	—	1,864	—	(55)	1,809
Total	$22,924	$421	$2,476	$6,605	$(89)	$32,337

Note 10 – Borrowed Funds

(In Thousands)	September 30, 2003	December 31, 2002
Short-term Borrowings:
Securities sold under agreements to repurchase	$32,723	$29,557
Treasury Tax and Loan Note Option	125	125
Total Short-term Borrowings	32,848	29,682

Long-term Borrowings:
FHLB advances	233,633	220,000
Other long term debt	11,900	—
Subordinated debentures	18,866	19,655
Total Long-term Borrowings	264,399	239,655
Total Borrowed Funds	$297,247	$269,337

The FHLB advances of $233,633 carry significant prepayment penalties that limit the ability of Sun to reduce its debt level.  As of September 30, 2003, prepayment penalties totaled $33,031 as compared to $32,613 at December 31, 2002.

The following is a schedule of the rates and maturities for the long-term borrowings identified above. The variable rate borrowings listed consist entirely of FHLB advances that are fixed until the FHLB exercises their option to increase the rate charged when the then current rate surpasses the rate set at contract inception.  The fixed rate debt listed below consists of subordinated debentures and reverse repurchase agreements.

(In Thousands)	September 30, 2003	December 31, 2002
Variable rate of 1.99%, maturity 2005	$2,000	$—
Variable rates between 4.63% and 5.04%, maturity 2008	26,000	70,000
Variable rates between 4.93% and 5.88%, maturity 2009	50,475	50,000
Variable rates between 5.86% and 6.36%, maturity 2010	105,908	100,000
Variable rate of 5.24%, maturity 2011	3,000	—
Variable rates between 5.08% and 5.15%, maturity 2013	46,250	—
Fixed rate of 6.00%, maturity 2003	—	789
Fixed rate of 6.00%, maturity 2004	789	789
Fixed rates between 1.90% and 6.00%, maturity 2005	5,489	789
Fixed rates between 2.42% and 6.00%, maturity 2006	4,388	788
Fixed rate of 2.84%, maturity 2007	3,600	—
Fixed rate of 10.20%, maturity 2031	16,500	16,500
Total	$264,399	$239,655

Note 11 – Off –Balance Sheet Risk

In the normal course of business, Sun is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit containing, in varying degrees, credit and interest rate risk exceeding the amounts recognized in the balance sheet.

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

(In Thousands)	September 2003	December 2002
Commitments to extend credit	$147,191	$128,796
Standy letters of credit and financial guarantees	10,283	10,577
Total credit extension commitments	$157,474	$139,373

Note 12 – Hedging Activities

Sun maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Sun’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that movements in interest rates do not, on a material basis, adversely affect the net-interest margin.  As a result of interest rate fluctuations, hedged fixed-rate liabilities will appreciate or depreciate in market value.  The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Sun’s gains or losses on the derivative instruments that are linked to these hedged liabilities.  Another result of interest rate fluctuations is that the interest expense of hedged variable-rate liabilities will increase or decrease.  The effect of this variability in earnings is expected to be substantially offset by Sun’s derivative instruments that are linked to these hedged liabilities.  Sun considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure to earnings from undue risk posed by changes in interest rates.

Sun uses interest rate swaps as part of the interest rate risk-management strategy that have indices related to the pricing of specific balance sheet liabilities.  As a matter of policy, Sun does not use highly leveraged derivative instruments for interest rate risk management.  Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  The derivative instruments entered into by Sun give Sun the right to enter into additional interest rate swaps with the writer of the option in the event that the liabilities are repriced by the issuer.

By using derivative instruments, Sun exposes itself to credit and market risk.   If a counterparty fails to fulfill its performance obligations under a derivative contract, Sun’s credit risk will equal the fair value gain in a derivative.  Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes Sun, thus creating a credit risk for Sun.  When the fair value of a derivative contract is negative, Sun owes the counterparty and, therefore, assumes no credit risk.  Sun minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by Sun’s Asset/Liability Committee.  Further, when the circumstances are deemed appropriate, Sun, may request that collateral be provided by the counterparty.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument.  Sun manages the market risk associated with interest rate contracts by establishing and monitoring limits for the types and degree of risk that may be undertaken.  Sun’s derivative activities are monitored by its Asset/Liability Committee as part of that committee’s oversight of Sun’s asset/liability position.  The Asset/Liability Committee is responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources.  The resulting hedging strategies are then incorporated into Sun’s overall interest rate risk-management strategy.

Sun, as of September 30, 2003 had entered into four pay-variable, receive-fixed interest rate swaps ($100,000 total notional amount) to hedge changes in fair value of certain Federal Home Loan Bank long-term borrowings (other borrowed funds).  The swaps also contain an embedded option to reverse the swap to pay-fixed, receive-variable in the event that the FHLB long-term borrowings reprice and become variable rate.  This occurrence would effectively fix the rate being paid on the borrowings at approximately the original coupon and would reduce the net interest volatility caused in a rising interest rate environment. Sun includes all components of each derivative gain or loss in the assessment of hedging effectiveness.  Sun recognizes the change in fair value of the hedge and associated borrowings through the other income line item of the income statement.  For the nine months ended September 30, 2003, there was a change in value of $2,883 recognized in the hedge or associated borrowing.  A summary of Sun’s fair value hedges at September 30, 2003 appears below:

				Weighted Average
(In Thousands)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$2,883	$—	2.65%	1.16%	6.5

Note 13 – Acquisitions

During 2003 Sun has completed three acquisitions: Bank Capital Services Corporation (“Bank Capital”) in January, Mid Penn Insurance Associates (“Mid Penn Insurance”) in April, and Steelton Bancorp (“Steelton”) in April. Bank Capital, an auto and equipment lease broker and servicer, services Sun's leases and provides fee income due to their partnership with other financial institutions. Mid Penn Insurance, an insurance agency located in central Pennsylvania, provides Sun with a respected Agency that shares Sun's focus on customer service. Steelton, two branches in the Harrisburg market, provides Sun an entry into the capital region. Following is a summary of the purchases.

	Bank Capital	Mid Penn Insurance	Steelton Bancorp	Total
Assets	$223	$875	$63,589	$64,687
Indentifiable intangible assets	—	1,864	792	2,656
Less: liabilities assumed	54	977	61,014	62,045
Net assets acquired	169	1,762	3,367	5,298
Purchase price	590	2,374	9,180	12,144
Unidentifiable assets	$421	$612	$5,813	$6,846

Consideration paid:
Cash	$118	$649	$9,180	$9,947
Stock	$472	$1,725	$—	$2,197

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)

Forward Looking Statements (FLSs)

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Sun’s future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of future results of operations, liquidity, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings, and potential exposure to various types of market risk, including interest rate risk and credit risk.  These statements may also relate to Sun’s business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “will” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference.   These forward-looking statements are made as of the date of this report.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents incorporated by reference in this report, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:

•        operating, legal and regulatory risks;

•        economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

•        the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Sun undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Sun files periodically with the Securities and Exchange Commission.

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun, a financial holding company, and its wholly-owned subsidiaries, SunBank, Mid-Penn Insurance Associates, Inc., Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with Sun’s 2002 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended September 30, 2003 and 2002

Sun’s earnings of $1,821 or $0.25 per share basic and diluted for the three months ended September 30, 2003 were $126 or $0.01 per share basic and $0.02 per share diluted higher than the three months ended September 30, 2002.

The earnings resulted in annualized return on average assets for the three months ended September 30, 2003 of 0.70% compared to 0.73% for the same period in 2002.  Annualized return on average equity for the three months ended September 30, 2003 was 9.15% compared to 8.34% for the three months ended September 30, 2002.

Comparative information for the three months ended September 30, 2003 and 2002 is impacted by the acquisition of Bank Capital Services Corporation in January 2003, and the April 2003 acquisitions of Mid-Penn Insurance Associates, Inc. and Steelton Bancorp.

Net interest income decreased 6.32% to $5,973 for the three months ended September 30, 2003 compared to $6,376 for the same period of 2002.  Total interest and dividend income decreased $1,465 to $12,262 for the three months ended September 30, 2003.  Interest and fees on loans and leases remained relatively flat with a 1.94% increase to $10,565 for the three months ended September 30, 2003 compared to the corresponding period of 2002 despite net loan and lease growth of $60,944 since December 31, 2002.  The limited growth in interest and fees on loans reflects the impact of significant loan prepayments, which partially offset the benefits of the overall loan growth.  Interest and dividends on available for sale securities decreased $1,593 or 48.73% to $1,676 for the three months ended September 30, 2003 due primarily to accelerated amortization of premiums due to prepayments resulting from the low interest rate environment during the period.   In addition, many of the higher coupon bonds in Sun’s investment portfolio that were realizing accelerated prepayments and had have a shortened average life of less than one year were sold and the proceeds were reinvested in an effort to more appropriately distribute cash flows to meet future liquidity needs.   Interest on deposits in banks decreased $73 or 77.66% to $21 for the three months ended September 30, 2003, primarily due to decreased interest rates. Total interest expense decreased 14.45% for the three months ended September 30, 2003, compared to the same period of 2002.  This overall decrease corresponds to a general decline in market rates.  Interest on deposits decreased 23.74%, or $856 primarily due to lowered offered rates in comparison to rates offered during the three months ended September 30, 2003 to the corresponding period 2002.  The decrease in aggregate interest expense did not keep pace with the decrease in interest income due to the effect other borrowed funds that carried a weighted average cost of 4.90% for the three months ended September 2003 as compared to 5.74% for the same period 2002.  To alleviate the impact of the Federal Home Loan Bank (FHLB) term borrowings, the Bank entered into $100,000 notional value swap arrangements in June of 2003.  In addition, the Bank restructured $46 million of the FHLB term borrowings during the third quarter of 2003, lowering the associated rate from 5.39% to 5.09% and prepaid $4,227 in FHLB debt that carried an aggregate rate of 6.64%.

Non-interest income, excluding security gains, increased $1,404 or 86.29% to $3,031 for the three months ended September 30, 2003 as compared to the corresponding period of 2002.  Increased service charges on deposits accounted for $257 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving charging fees for overdraft protection and the acquisition of Steelton Bancorp.  The addition of bank owned life insurance during March and October of 2002 represented $127 of the increase in non-interest income.  The bank owned life insurance was purchased to supplement future increases in employee benefit plans and is generating above market returns.  Income from the leasing subsidiary, Bank Capital Services Corporation purchased in January 2003, generated $252 in additional fees. In addition, income from the insurance subsidiary increased $449 as the result of the acquisition of Mid-Penn Insurance in April 2003.  Income from investment product sales increased $52 when comparing the three months ended September 30, 2003 to the corresponding period of 2002 as investor dollars began to move back into the stock/bond markets.  Other income increased $321 with $209 of the increase resulting from Sun entering into operating lease agreements with its customers.  The rental income generated from these leases is reported as other income.  Sun recognized security gains of $697 for the three months ended September 30, 2003, compared to $3 for the corresponding period of 2002 as Sun realigned the investment portfolio to provide an even cash flow over the next thirty months.

Non-interest expenses increased $1,504 or 26.61% to $7,155 for the three months ended September 30, 2003 as compared to the corresponding period of 2002.  All categories of non-interest expense have been impacted by the acquisitions of Bank Capital Services Corporation, Mid-Penn Insurance Associates, Inc., and Steelton Bancorp during 2003.  Salaries and employee benefits increased $339 or 11.33% due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $90 or 21.28% due to the acquisitions and infrastructure improvements.  Other expenses increased 53.14% or $1,024 due to increases in normal business expenses, acquisitions, depreciation related to assets under operating lease, FHLB borrowing prepayment penalties, and the outsourcing of operational processing and certain other support functions.  The outsourcing of operational processing (daily computer processing of the days work and associated reports), which increased our capabilities, and the depreciation associated with operating leases increased other expenses $160 or 15.63% and $165 or 16.11%, respectively.  FHLB prepayment penalties of $133 were incurred as management prepaid $4,227 in FHLB borrowings that were acquired in the Steelton Bancorp acquisition.  In aggregate, Bank Capital and MPI represented $693 or 46.08% of the total increase in non-interest expenses.

Results of Operations – Nine Months Ended September 30, 2003 and 2002

Sun’s earnings of $5,545 or $0.77 per share basic and diluted for the nine months ended September 30, 2003 were $357 or $0.04 per share basic and $0.05 per share diluted higher than the nine months ended 2002.

The earnings resulted in annualized return on average assets for the nine months ended September 30, 2003 of 0.73% as compared to 0.75% for the nine months ended September 30, 2002.

Annualized return on average equity for the nine months ended September 30, 2003 was 9.05% as compared to 8.68% for the nine months ended September 30, 2002.

Comparative information for the nine months ended September 30, 2003 and 2002 is impacted by the acquisition of Bank Capital Services Corporation, Mid-Penn Insurance Associates, Inc. and Steelton Bancorp.

Net interest income decreased 8.88% to $17,445 for the nine months ended September 30, 2003 as compared to $19,145 for the same period of 2002.  Total interest and dividend income decreased $4,016 to $37,596 for the nine months ended September 30, 2003.  Interest and fees on loans remained largely flat with a 1.14% increase to $30,607 for the nine months ended September 30, 2003.  Interest and dividends on available for sale securities decreased $4,204 to $6,877 for the nine months ended September 30, 2003 due to accelerated prepayments and lower reinvestment rates as a result of the current low interest rate environment.   Interest income on deposits in banks decreased 58.36% for the nine months ended September 30, 2003. Total interest expense decreased 10.31% for the nine months ended September 30, 2003, as compared to the corresponding period of 2002.  Interest expense on deposits decreased 20.75%, or $2,342 as a result of the interest rate decreases when comparing the nine months ended September 30, 2003 to the corresponding period of 2002.  The decrease in the aggregate interest expense has not kept pace with the decrease in interest income due to the effect of other borrowed funds that carried a weighted average cost of 5.36% for the nine months ended September 30, 2003 as compared to 5.75% for the nine months ended September 30, 2002.  To alleviate the impact of the Federal Home Loan Bank (FHLB) term borrowings, Sun had entered into $100,000 notional value swap arrangements effective June 30, 2003.  In addition, Sun restructured $46 million of the FHLB term borrowings lowering the associated rate from 5.39% to 5.09%.  Readers are encouraged to refer to the Net Interest Income and Net Interest Margin section of Management’s Discussion and Analysis for further details, including average balance sheet and volume rate analysis.

Non-interest income, excluding security gains, increased $3,788 or 90.56% to $7,971 for the nine months ended September 30, 2003 as compared to the corresponding period of 2002.  Increased service charges on deposits accounted for $857 of the increase.  The addition of bank owned life insurance during March and October of 2002 represented $563 of the increase.  Income from leasing fees from Bank Capital Services Corporation, purchased in January 2003, generated $815 in additional fees.  In addition, income from insurance increased $763 as the result of the acquisition of Mid-Penn Insurance in April 2003. Gain on sale of loans increased $228 primarily from the sale of a pool of SBA loans.  Income from investment product sales decreased $106 when comparing the nine months ended September 30, 2003 to the corresponding period of 2002 as dollars have primarily flowed out of the stock/bond markets during the majority of 2003.  Other income increased $638 with $209 of the increase the result of Sun entering into operating lease agreements with its customers with the revenue generated being reported as rental income within other income.  The majority of the remaining increase in other income was the result of increased fee income from debit card usage.  Security gains of $3,194 were recognized for the nine months ended September 30, 2003, compared to $143 for the corresponding period of 2002 as Sun realigned the investment portfolio to provide an even cash flow over the next thirty months and to reduce regulatory-defined risk-weighted assets.  Refer to non-interest income discussion in Management’s Discussion and Analysis for additional information.

Non-interest expenses increased $4,880 or 30.54% to $20,859 for the nine months ended September 30, 2003 as compared to the corresponding period of 2002.  All categories of non-interest expense have been impacted by the acquisitions of Bank Capital Services Corporation, Mid-Penn Insurance, and Steelton Bancorp during 2003.  Salaries and employee benefits increased $1,287 or 14.92% due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $455 or 21.95%.  Other expenses increased 57.72% or $3,049 due to increases in normal business expenses, acquisitions, depreciation related to operating leases, and the outsourcing of operational processing (daily computer processing of the days work and associated reports) and certain other support functions.  The outsourcing of operational processing, which increased our capabilities, and depreciation associated with operating leases increased other expenses $844 or 27.68% and $165 or 5.41% of the total increase in other expenses, respectively.   In aggregate, Bank Capital and Mid Penn Insurance represented $1,462 or 29.95% of the total increase in non-interest expenses.  Readers are encouraged to refer to non-interest expense discussion in Management’s Discussion and Analysis for additional information.

Balance Sheet – September 30, 2003 and December 31, 2002

Total assets were $1,033,293 at September 30, 2003, an increase of $82,119 or 8.63% from $951,174 at December 31, 2002.  Cash and cash equivalents decreased $9,144, or 22.00% from $41,569 at December 31, 2002.  The decrease in cash and cash equivalents was the result of interest bearing cash deposits being used to fund loan growth.  The investment growth was primarily the result of the acquisition of Steelton Bancorp, Inc. in April 2003.  In addition, to the investment portfolio remaining constant, excluding acquisitions, the portfolio has been realigned in an attempt to provide an expected even cash flow over the next thirty months and to maximize the regulatorily-defined risk-based capital levels.  A majority of the portfolio was projected to experience accelerated prepayments, which would have resulted in excess of $100 million in principal payments to Sun during 2003.  To combat the accelerated prepayments, Sun began a program during late 2002 to sell bonds with a weighted average life of less than one year and which are experiencing accelerated prepayments.  The reinvestment of the proceeds of the sales has been primarily in CMOs and mortgage pass-throughs that have an average life of under 3 years in a flat rate environment and extension of another 2 years in an upward rate environment of 200bp, which is expected to provide a constant level of cash flow, as interest rates move up.  A byproduct of this strategy has been the recognition of $3,194 in gains for the nine months ended September 30, 2003. The growth in the loan portfolio of $61,967  occurred in the commercial/industrial category, auto and equipment leases, and residential mortgages. The residential mortgage growth was a result of the Steelton Bancorp acquisition in which Sun acquired $22,231 in primarily residential loans.  Bank-owned life insurance of $30,000 was added to the balance sheet during 2002.  These policies are used to offset future increases in employee benefit costs and have increased in value to $32,917 as a result of earnings.

Total liabilities increased $84,351 or 9.70% to $954,278 at September 30, 2003.  Total deposits increased $64,032 to $651,512, as core deposits (non-time deposits) increased $30,117.  Of the total increase, $38,601 or 38.63% is the result of the Steelton Bancorp acquisition in which $36,497 in deposits were acquired.  Since December 31, 2002, savings and NOW accounts have increased $11,394 and $14,887 respectively, while money market accounts have decreased $3,101.  Since December 31, 2002, non-interest-bearing deposits have increased $6,937 or 11.72%.  Short-term borrowings increased $3,166 from December 31, 2002, due to fluctuations in cash management accounts.  Other borrowed funds increased $25,533 primarily as a result of the Steelton Bancorp acquisition.

Sun’s total shareholders’ equity decreased $2,232 from December 31, 2002 to September 30, 2003.  The decrease is the result of several factors.  First, Sun’s accumulated other comprehensive income resulting from the change in the market value of Sun’s investment portfolio decreased 112.38%, or $4,021, to $(443) from $3,578, at December 31, 2002, because of changes in the market value of Sun’s investment securities and the gains recognized on the sale of securities.  Second, while net income of $5,545 increased shareholders’ equity, the increase was offset by the payment of $3,793 in dividends to shareholders during the nine months ended September 30, 2003.  Treasury stock increased $742, as Sun purchased 125,250 shares of treasury stock, at an average cost of $19.33 per share, over the first nine months of 2003 and issued 111,045 shares from treasury for the purchase of Bank Capital and Mid Penn Insurance.

Allowance for Loan and Lease Losses

SunBank’s allowance for loan and lease losses is increased through periodic provisions for loan and lease losses. The provision is reported as an expense in current income.  Loan losses are charged against the allowance for loan and lease losses in the period in which they are determined to be uncollectible.  Recoveries of previously charged-off loans are credited to the allowance, as they are received.  Management maintains the allowance for loan and lease losses at a level it believes will be adequate to absorb probable credit losses in the existing loan portfolio.  Management believes the allowance for loan and lease losses is adequate at September 30, 2003 and December 31, 2002.

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

As management continued to closely monitor the allowance for loan and lease losses, the provision for these losses decreased $45 to $405 and $45 to $1,215 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The decrease in provision expense was the result of net charge-offs of $884, for the nine months ended September 30, 2003 coupled with management’s assessment of the portfolio and economic conditions.  These factors resulted in an allowance for loan and lease losses of 1.08% of total loans and leases at September 30, 2003, as compared to 1.19% at September 30, 2002, and 1.02% at December 31, 2002.  The allowance for loan and lease losses as a percent of total loans for prior periods has been adjusted to reflect a reclassification of lease residuals from other assets to loans and leases.

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

Deposits

Sun’s total deposits increased $64,032 or 10.90%, to $651,512 at September 30, 2003, compared to $587,480, at December 31, 2002.  This increase is the result of Sun’s focus on growing low cost core deposits (all deposits excluding time deposits) and building relationships with local municipalities, colleges, and businesses.  In addition, $38,601 of the deposit increase, including $25,952 in time deposits, is the result of the Steelton Bancorp acquisition that occurred in April 2003 in which Sun acquired $36,497 in total deposits, including $22,579 in time deposits.  The acquisition and the focus on obtaining core deposits resulted in a core deposit increase of 9.39% or $30,117, to $350,951 at September 30, 2003, compared to $320,834, at December 31, 2002.  A majority of the deposit growth is the result of NOW accounts increasing $14,887 or 9.60%, and time deposits increasing $33,915 or 12.72% since December 31, 2002.   Over the same time period, demand deposit accounts increased $6,937, or 11.72%, to $66,118.

	September 30, 2003		December 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	66,118	10.15%	59,181	10.07%	6,937	11.72%
NOW accounts	170,001	26.09%	155,114	26.40%	14,887	9.60%
Insured MMDA	26,726	4.10%	29,827	5.08%	(3,101)	-10.40%
Savings deposits	88,106	13.52%	76,712	13.06%	11,394	14.85%
Time deposits	300,561	46.14%	266,646	45.39%	33,915	12.72%
Total deposits	651,512	100.00%	587,480	100.00%	64,032	10.90%

Core deposits*	350,951	53.87%	320,834	54.61%	30,117	9.39%

* Core deposits are defined as total deposits less time deposits.

The time deposit totals above include certificates of deposit and other time deposits issued in amounts of $100,000 or more.  These deposits and their remaining maturities at September 30, 2003 and December 31, 2002 are listed below.

	September 30, 2003		December 31, 2002		Change
	Amount	% Total	Amount	% Total	Amount	%
Three months or less	30,601	40.41%	6,301	13.51%	24,300	385.65%
Three through six months	13,350	17.63%	4,593	9.85%	8,757	190.66%
Six through twelve months	7,655	10.11%	14,248	30.56%	(6,593)	-46.27%
Over twelve months	24,121	31.85%	21,488	46.08%	2,633	12.25%
Total	75,727	100.00%	46,630	100.00%	29,097	62.40%

Other Funding

Sun continued using borrowed funds to supplement deposits during 2003 and 2002.  At September 30, 2003, Sun had $245,533 in long term debt funding.  This funding consisted primarily of $233,633 in variable Federal Home Loan Bank (FHLB) borrowings with maturities between 2005 and 2013.  Sun also had $11,900 in long-term repurchase agreements at September 30, 2003.

Sun had $18,866 in long term subordinated debentures, at September 30, 2003, that consisted of $16,500 in trust preferred securities with a maturity of February 22, 2031 and an initial call of February 22, 2011.  The remaining $2,366 was the result of a note issued for the purchase of Guaranty Bank, N.A., during 2001.

Other funding sources for short-term money include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase), Treasury Tax and Loan Note Option, repurchase agreements, and FHLB overnight borrowings.  At September 30, 2003, Sun’s short-term borrowings consisted primarily of cash management accounts in the amount of $32,298.

Net Interest Income and Net Interest Margin

Net interest income, the difference between interest income and interest expense, is the largest component of Sun’s earnings.  Net interest margin (NIM) measures the difference between the yield on interest earning assets and the aggregate funding cost.  NIM is calculated as taxable equivalent net interest income divided by average interest earning assets.

NIM decreased by 36 basis points to 2.70% for the three months ended September 30, 2003, compared to 3.06%, for the same period of 2002.  This decline in margin was primarily the result of significant increases in mortgage-backed investment security pre-payments, which were reinvested at lower investment security yields during the current period. The stabilization of the NIM is the result of SunBank lowering deposit rates at approximately the same rate of decline seen in the yield on earning assets.

For the nine months ended September 30, 2003, the NIM decreased by 42 basis points to 2.70%, compared to 3.12% for the nine months ended September 30, 2002.  The decrease was primarily the result of decreased yield on the loan and investment portfolios, which decreased greater than the cost of funds decreased.  The decreased yield of 198 basis points on taxable investments is the result of accelerated prepayments coupled with low reinvestment rates. In addition, many of the higher coupon bonds showing accelerated prepayments with a remaining average life of less than one year were sold and the proceeds reinvested in a manner designed to spread the cash flow over the next thirty months.

To alleviate the compression in the NIM and constrain the volatility in net interest income in an up or down interest rate environment, Sun has entered into $100 million in derivative contracts effective June 30, 2003.  The contracts, which involve the Federal Home Loan Bank (FHLB) advances (other borrowings), increased net interest income by $395 (NIM by 18 basis points) and $400 (NIM 6 basis points) for the three and nine months ended September 30, 2003, respectively.  Embedded in the swap is an option to reverse the original swap (receive fixed-pay variable), at any time, to pay fixed-receive variable if the FHLB notifies the Bank that it is going to exercise the option to increase the Bank’s interest rate on the debt.  Thus, in a rising rate environment the Bank has locked in a fixed rate.  Despite being able to lock in a fixed rate, an upward movement in the 90-day LIBOR rate will reduce the positive NIM impact of the swap and will cause a negative NIM impact during the period that 90-day LIBOR is above 2.65% and the point that the FHLB would reprice the debt.  Readers are encouraged to refer to Note 12 for further information on hedging activities.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Three Months Ended
	September 30, 2003			September 30, 2002
(In Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$15,040	$21	0.55%	$20,466	$94	1.82%
Loans (net of unearned income)	663,949	10,684	6.38%	599,885	10,508	6.95%
Investments:
Taxable	213,997	1,462	2.73%	219,326	3,019	5.51%
Tax-exempt	19,413	324	6.67%	20,920	378	7.23%
Total interest-earning assets	912,398	12,491	5.44%	860,597	13,999	6.47%

Noninterest-earning assets:
Cash and due from banks	28,009			17,970
Bank premises & equipment	20,811			14,552

Accrued interest and other assets	79,424			50,340
Less: Allowance for loan losses	(7,188)			(7,010)
Unamortized loan fees	369			189

Total assets	$1,033,822			$936,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$170,085	$239	0.56%	$152,334	$492	1.28%
Insured Money Market Accounts	27,366	54	0.78%	22,538	106	1.87%
Savings deposits	89,507	122	0.54%	79,668	312	1.55%
Time deposits	303,694	2,334	3.05%	274,311	2,695	3.90%
Short-term borrowings	29,984	75	0.99%	24,201	93	1.52%
Subordinated debentures	18,866	455	9.65%	19,655	472	9.53%
Other borrowed funds	243,570	3,010	4.90%	220,000	3,181	5.74%
Total interest-bearing liabilities	883,073	6,289	2.83%	792,708	7,351	3.68%

Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	66,186			58,060
Accrued interest and other liabilities	4,913			4,606
Shareholders’ equity	79,649			81,263
Total liabilities and shareholders’ equity	$1,033,822			$936,637

Interest rate spread			2.61%			2.79%

Net interest income/margin		$6,202	2.70%		$6,648	3.06%

* Average loan balances include non-accrual loans and interest income includes fees on loans.

* Yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Nine Months Ended
	September 30, 2003			September 30, 2002
(In Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$14,713	$112	1.02%	$16,520	$269	2.18%
Loans (net of unearned income)	638,449	30,969	6.49%	574,371	30,673	7.14%
Investments:
Taxable	225,570	6,218	3.68%	242,838	10,313	5.66%
Tax-exempt	19,438	998	6.85%	21,102	1,163	7.35%
Total interest-earning assets	898,170	38,297	5.70%	854,831	42,418	6.63%

Noninterest-earning assets:
Cash and due from banks	23,225			19,229
Bank premises & equipment	18,633			14,472

Accrued interest and other assets	74,522			46,054
Less: Allowance for loan losses	(6,889)			(6,714)
Unamortized loan fees	304			102

Total assets	$1,007,965			$927,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$164,159	$967	0.79%	$150,513	$1,501	1.33%
Insured Money Market Accounts	27,171	251	1.24%	21,649	307	1.90%
Savings deposits	85,238	515	0.81%	76,960	945	1.64%
Time deposits	290,559	7,214	3.32%	275,004	8,536	4.15%
Short-term borrowings	37,076	322	1.16%	21,956	236	1.44%
Subordinated debentures	19,387	1,388	9.55%	20,112	1,428	9.47%
Other borrowed funds	236,955	9,494	5.36%	221,136	9,514	5.75%
Total interest-bearing liabilities	860,545	20,151	3.13%	787,330	22,467	3.82%

Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	60,749			57,266
Accrued interest and other liabilities	4,984			3,682
Shareholders’ equity	81,687			79,696
Total liabilities and shareholders’ equity	$1,007,965			$927,974

Interest rate spread			2.57%			2.81%

Net interest income/margin		$18,146	2.70%		$19,951	3.12%

* Average loan balances include non-accrual loans and interest income includes fees on loans.

* Yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basisusing a 34% federal income tax rate.

The following table represents the change in net interest income due to changes in volume and interest rates for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002.

	Three Months Ended Increase (Decrease)			Nine Months Ended Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest -bearing deposits	$(99)	$26	$(73)	$(39)	$(118)	$(157)
Loans	4,452	(4,276)	176	4,575	(4,279)	296
Investments:
Taxable	(294)	(1,263)	(1,557)	(977)	(3,118)	(4,095)
Tax exempt	(109)	55	(54)	(122)	(43)	(165)
Total interest-earning assets	3,950	(5,458)	(1,508)	3,437	(7,558)	(4,121)

Interest paid on:
NOW Accounts	428	(681)	(253)	181	(715)	(534)
Insured Money Market Accounts	131	(183)	(52)	105	(161)	(56)
Savings deposits	194	(384)	(190)	136	(566)	(430)
Time deposits	1,622	(1,983)	(361)	646	(1,968)	(1,322)
Short-term borrowings	144	(162)	(18)	218	(132)	86
Subordinated debentures	(78)	61	(17)	(69)	29	(40)
Other borrowed funds	1,358	(1,529)	(171)	910	(930)	(20)
Total interest-bearing liabilities	3,799	(4,861)	(1,062)	2,127	(4,443)	(2,316)
Net interest income	$151	$(597)	$(446)	$1,310	$(3,115)	$(1,805)

* Income on tax exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

Income and Expense Changes

The table below presents the consolidated comparative changes in income and expense, and it reflects changes in average asset and liability volumes.  Tax-exempt income is not shown on a tax equivalent basis.   The following table represents the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002.

	Three Months Ended				Nine Months Ended
	Average $ Change	Volumes % Change	Income/Expense		Average $ Change	Volumes % Change	Income/Expense
(In Thousands)			$ Change	% Change			$ Change	% Change
Loans, net	$64,064	10.68%	$201	1.94%	$64,078	11.16%	$345	1.14%
Investment securities	(6,836)	(2.85)	(1,593)	(48.73)	(18,932)	(7.17)	(4,204)	(37.94)
Interest-bearing deposits	(5,426)	(26.51)	(73)	(77.66)	(1,807)	(10.94)	(157)	(58.36)
Total interest-earning assets	$51,802	6.02%	$(1,465)	(10.67)%	$43,339	5.07%	$(4,016)	(9.65)%

NOW Accounts	$17,751	11.65%	$(253)	(51.42)%	$13,646	9.07%	$(534)	(35.58)%
Insured Money Market Accounts	4,828	21.42	(52)	(49.06)	5,522	25.51	(56)	(18.24)
Savings deposits	9,839	12.35	(190)	(60.90)	8,278	10.76	(430)	(45.50)
Time deposits	29,383	10.71	(361)	(13.40)	15,555	5.66	(1,322)	(15.49)
Short-term borrowings	5,783	23.89	(18)	(19.35)	15,120	68.87	86	36.44
Subordinated debentures	(789)	(4.01)	(17)	(3.60)	(725)	(3.60)	(40)	(2.80)
Other borrowed funds	23,570	10.71	(171)	(5.38)	15,819	7.15	(20)	(0.21)
Total interest-bearing liabilities	$90,366	11.40%	$(1,062)	(14.45)%	$73,215	9.30%	$(2,316)	(10.31)%

Net interest income			$(403)	(6.32)%			$(1,700)	(8.88)%
Provision for loan and lease losses			(45)	(10.00)			(45)	(3.57)
Net interest income after provision for loan and lease losses			(358)	(6.04)			(1,655)	(9.25)
Service charges on deposit accounts			257	29.20			857	40.65
Trust income			(51)	(22.97)			30	5.33
Net securities gains			694	23,133			3,051	2,134
Investment sales			52	57.78			(106)	(30.29)
Bank owned life insurance			127	67.91			563	143.26
Insurance subsidiary			449	3,207			763	1,211
Gain on sale of loans			(3)	(4.76)			228	167.65
Leasing subsidiary			252	N/A			815	N/A
Other income			321	187.72			638	111.93
Total other non-interest income			2,098	128.71			6,839	158.09

Salaries and employee benefits			339	11.33			1,287	14.92
Net occupancy expense			60	21.28			250	30.98
Net furniture and equipment expenses			30	6.65			205	16.19
Amortization of intangibles			51	N/A			89	N/A
Other expenses			1,024	53.14			3,049	57.72
Total other non-interest expense			1,504	26.61			4,880	30.54
Income before income tax provision			236	12.39			304	4.88
Income tax provision			110	52.38			(53)	(5.08)
Net income			$126	7.43%			$357	6.88%

Non-interest Income

Non-interest income, excluding security gains, increased $1,404 or 86.3% to $3,031, for the three months ended September 30, 2003 compared to the corresponding period of 2002.  Increased service charges on deposits accounted for $257 of the increase.  The increase in service charges was primarily the result of a program implemented during 2002 involving overdraft protection and the Steelton Bancorp acquisition.  The addition of bank owned life insurance during 2002 represented $127 of the increase.  The bank owned life insurance was purchased to supplement future increases in employee benefit plan costs.  Income from SunBank’s leasing subsidiary, Bank Capital Services Corporation, purchased in January 2003, generated $252 in additional fees. In addition, income from insurance fees increased $449, as the result of the acquisition of Mid-Penn Insurance in April 2003.  Income from investment product sales increased $52 as dollars began to flow back into the stock/bond markets during the three-month period ended September 30, 2003.  Other income increased $321 due to an increase in debit card interchange fees and rental income from operating leases. Trust income decreased $51 as the 2002 period included nonrecurring estate fees.

Non-interest income, excluding security gains, increased $3,788 or 90.6% to $7,971 for the nine months ended September 30, 2003 compared to the corresponding period of 2002.  The increases were driven by initiatives undertaken in 2002 and acquisitions in 2003, as noted in the above three-month discussion.

	September 30, 2003		September 30, 2002		Change
Three Months Ended	Amount	% Total	Amount	% Total	Amount	%
Service charge on deposit accounts	1,137	30.49%	880	53.99%	257	29.20%
Trust income	171	4.59%	222	13.62%	(51)	-22.97%
Net security gains	697	18.70%	3	0.18%	694	23133.33%
Income from investment product sales	142	3.81%	90	5.52%	52	57.78%
Bank owned life insurance	314	8.42%	187	11.47%	127	67.91%
Income from insurance subsidiary	463	12.42%	14	0.86%	449	3207.14%
Gain on sale of loans	60	1.61%	63	3.87%	(3)	-4.76%
Income from leasing subsidiary	252	6.76%	—	0.00%	252	N/A
Other income	492	13.20%	171	10.49%	321	187.72%
Total non-interest income	3,728	100.00%	1,630	100.00%	2,098	128.70%

	September 30, 2003		September 30, 2002		Change
Nine Months Ended	Amount	% Total	Amount	% Total	Amount	%
Service charge on deposit accounts	2,965	26.56%	2,108	48.73%	857	40.65%
Trust income	593	5.31%	563	13.01%	30	5.33%
Net security gains	3,194	28.60%	143	3.31%	3,051	2133.57%
Income from investment product sales	244	2.19%	350	8.09%	(106)	-30.29%
Bank owned life insurance	956	8.56%	393	9.08%	563	143.26%
Income from insurance subsidiary	826	7.40%	63	1.46%	763	1211.11%
Gain on sale of loans	364	3.26%	136	3.14%	228	167.65%
Income from leasing subsidiary	815	7.30%	—	0.00%	815	N/A
Other income	1,208	10.82%	570	13.18%	638	111.93%
Total non-interest income	11,165	100.00%	4,326	100.00%	6,839	158.10%

Non-interest Expenses

Non-interest expenses increased $1,504 or 26.61% to $7,155, for the three months ended September 30, 2003 compared to the corresponding period of 2002.  The acquisitions of Bank Capital, Mid-Penn Insurance, and Steelton Bancorp have impacted all categories of non-interest expense during 2003.  In the aggregate, Bank Capital and Mid Penn Insurance represented $693 or 46.08% of the total increase.  The outsourcing of operational processing increased expenses $160 or 10.64% of the total increase.  Salaries and employee benefits increased $339 or 11.33%, due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $90 or 21.28% due to the acquisitions and infrastructure improvements.  Other expenses increased 53.14% or $1,024 due to increases in normal business expenses, acquisitions, FHLB borrowing prepayment penalties, and the outsourcing of operational processing (daily computer processing of the days work and associated reports) and certain other support functions.

Non-interest expenses increased $4,880 or 30.54% to $20,859 for the nine months ended September 30, 2003 as compared to 2002.  The increases were driven by initiatives undertaken in 2002 (i.e. operational outsourcing) and acquisitions in 2003, as noted in the above three-month discussion.

	September 30, 2003		September 30, 2002		Change
Three Months Ended	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	3,330	46.55%	2,991	52.93%	339	11.33%
Net occupancy expenses	342	4.78%	282	4.99%	60	21.28%
Furniture and equipment expenses	481	6.72%	451	7.98%	30	6.65%
Amortization of intangibles	51	0.71%	—	0.00%	51	N/A
Other expenses	2,951	41.24%	1,927	34.10%	1,024	53.14%
Total non-interest expense	7,155	100.00%	5,651	100.00%	1,504	26.61%

	September 30, 2003		September 30, 2002		Change
Nine Months Ended	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	9,911	47.51%	8,624	53.97%	1,287	14.92%
Net occupancy expenses	1,057	5.07%	807	5.05%	250	30.98%
Furniture and equipment expenses	1,471	7.05%	1,266	7.92%	205	16.19%
Amortization of intangibles	89	0.43%	—	0.00%	89	N/A
Other expenses	8,331	39.94%	5,282	33.06%	3,049	57.72%
Total non-interest expense	20,859	100.00%	15,979	100.00%	4,880	30.54%

Capital Adequacy

Sun Bancorp and SunBank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun’s financial statements.  Under regulatory capital adequacy guidelines, Sun Bancorp and SunBank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices).  All related factors are subject to qualitative judgments by the regulators.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2003, that Sun Bancorp and the SunBank meet all capital adequacy requirements to which they are subject.

Sun is currently, and has been in the past, designated a well-capitalized institution.  Shareholders’ equity decreased $2,232 to $79,015, at September 30, 2003, from $81,247, at December 31, 2002.  Unrealized gains or losses, net of taxes on investment securities, are reported as accumulated other comprehensive income within shareholders’ equity are the cause of this decrease as accumulated other comprehensive income declined $4,011 to $(433) from $3,578 at December 31, 2002.

	Actual		To Be Well Capitalized Ratio
(Dollars in thousands)	Amount	Ratio
As of September 30, 2003:
Total Risk-Based Capital
Sun Bancorp	$73,213	10.0%	10.0%
SunBank	$74,304	10.2%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$63,618	8.7%	6.0%
SunBank	$67,075	9.2%	6.0%
Leverage Ratio
Sun	$63,618	6.4%	6.0%
SunBank	$67,075	6.7%	6.0%

As of December 31, 2002:
Total Risk-Based Capital
Sun Bancorp	$80,484	12.6%	10.0%
SunBank	$77,175	12.1%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$71,123	11.1%	6.0%
SunBank	$70,969	11.1%	6.0%
Leverage Ratio
Sun Bancorp	$71,123	7.8%	6.0%
SunBank	$70,969	7.9%	6.0%

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

Management believes that Sun has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations.

Regulatory and Industry Merger Activity

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Sun and SunBank.  It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Sun.  As a consequence of the extensive regulation of commercial banking activities in the United States, Sun’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Future legislation, rules or regulations if implemented, could have a material adverse effect upon the liquidity, capital resources, or results of operations. The general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Sun’s results of operations.

Further, the business of Sun is also affected by the state of the financial services industry in general.  As a result of legal and industry changes, management expects the industry to continue to experience an increase in consolidation as the financial services industry strives for greater cost efficiencies and firms seek to gain market share.  Management also expects the financial services industry including Sun to increase diversification of financial products and services offered. Management believes that industry consolidation and product and service diversification present opportunities for Sun to enhance its competitive position.

The following tables set forth Selected Financial Data for each of the past five quarters:

	Quarter Ended (A)
(Dollars in Thousands, Except Per Share Data)	9/30/2003	6/30/2003	3/31/2003	12/31/2002	9/30/2002

Financial Condition Data:
General
Total assets	$1,033,293	$1,026,790	$1,004,753	$951,174	$949,563
Loans, net	663,339	646,604	612,541	602,395	595,750
Goodwill	32,337	32,388	23,345	22,924	22,924
Total deposits	651,512	648,429	598,067	587,480	601,843
Non interest bearing	66,118	64,671	57,649	59,181	60,402

Savings	88,106	89,806	81,321	76,712	79,588
NOW	170,001	163,018	156,649	155,114	157,806
Money Market	26,726	27,887	27,548	29,827	22,094
Time Deposits	300,561	303,047	274,900	266,646	281,953
Total interest bearing deposits	585,394	583,758	540,418	528,299	541,441

Core deposits*	350,951	345,382	323,167	320,834	319,890
Trust preferred securities & subordinated debt	18,866	18,866	19,655	19,655	19,655
Shareholders’ equity	79,015	81,037	80,035	81,247	81,868
Trust assets under management	148,144	148,156	151,065	157,667	158,155

Asset Quality

Non-performing assets	$4,596	$4,592	$4,714	$4,115	$4,852
Non-performing assets to total assets	0.44%	0.45%	0.47%	0.43%	0.51%
Allowance for loan losses	7,229	7,342	6,478	6,206	7,178
Allowance for loan losses to total loans	1.08%	1.12%	1.05%	1.02%	1.19%
Allowance for loan losses to non-performing loans	201.48%	204.57%	167.04%	183.56%	170.70%
Non-performing loans to total loans	0.54%	0.55%	0.63%	0.56%	0.70%

Capitalization - Bancorp

Shareholders’ equity to total assets	7.65%	7.89%	7.97%	8.54%	8.62%

*Core deposits are defined as total deposits less time deposits

(A) 2002 quarters have been adjusted for SFAS No. 147 impact.

	Quarter Ended (A)
(Dollars in Thousands, Except Per Share Data)	9/30/2003	6/30/2003	3/31/2003	12/31/2002	9/30/2002

Operating Data

Net income	$1,821	$1,690	$2,034	$1,228	$1,695
Net interest income	5,973	5,924	5,548	5,750	6,376
Provision for loan losses	405	405	405	200	450
Non-interest income	3,728	3,547	3,890	2,342	1,630
Non-interest expense	7,155	7,141	6,563	6,643	5,651

Performance Statistics

Net interest margin	2.70%	2.69%	2.78%	2.80%	3.06%
Annualized return on average assets	0.70%	0.66%	0.84%	0.51%	0.73%
Annualized return on average equity	9.15%	8.30%	9.87%	6.04%	8.34%
Annualized net loan charge-offs to avg loans	0.31%	0.15%	0.09%	0.84%	0.04%
Net charge-offs	517	234	133	1,266	62
Efficiency ratio	78.9	83.7	82.6	87.2	70.6
Net income per employee	6	6	7	4	6

Per Share Data

Basic earnings per share	$0.25	$0.23	$0.28	$0.17	$0.24
Diluted earnings per share	0.25	0.23	0.28	0.17	0.23
Dividend declared per share	0.1815	0.1815	0.1650	0.1650	0.1650
Book value	11.01	11.24	11.17	11.33	11.43
Common stock price:
High	22.14	22.48	20.50	23.20	23.98
Low	17.80	19.60	18.01	17.84	21.85
Close	18.22	20.13	19.51	18.26	22.48
Weighted average common shares:
Basic	7,189	7,211	7,182	7,168	7,165
Fully Diluted	7,214	7,242	7,201	7,238	7,248
End-of-period common shares:
Issued	7,319	7,319	7,317	7,299	7,276
Treasury	141	111	149	127	111

(A) 2002 quarters have been adjusted for SFAS No. 147 impact.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Market Risk

For Sun, market risk results predominantly from interest rate risk and equity price risk. Although Sun’s market risks may change in the future, management currently focuses its risk management efforts on those two components.

Interest Rate Risk (IRR)

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

To minimize interest income volatility, on June 30, 2003 Sun entered into four pay-variable receive-fixed interest rate swaps ($100,000 notional total) to hedge changes in fair value of certain FHLB long-term borrowings (other borrowed funds).  The swaps also contain an embedded option to reverse the swap to pay-fixed receive-variable in the event that the FHLB long-term borrowings reprice and become variable rate.  The exercise of the option would effectively fix the rate Sun pays on the borrowings at approximately the original coupon and would reduce the net interest income volatility caused in an increasing interest rate environment.  Sun includes all components of each derivatives gain or loss in the assessment of hedge effectiveness.  Sun recognizes the change in fair value of the hedge and associated borrowings through the other income line item in the income statement.  For the three and nine month periods ended September 30, 2003, there was a changes in value of $2,883 recognized in the hedge or associated borrowing.  A summary of Sun’s fair values hedges appears below.

				Weighted Average
(In Thousands)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$2,883	$—	2.65%	1.16%	6.5

Rate Shock at September 30, 2003:

	Parallel rate shock in basis points (bp)
(In Thousands)	-100bp	0bp	+100bp	+200bp	+300bp
Net interest income:	$21,657	$22,907	$23,231	$23,242	$23,110
Percent change from flat:	-5.46%	0.00%	1.41%	1.46%	0.89%

Equity Securities Risk

Sun’s equity securities consist of marketable equities and restricted stock.  Marketable equities consist entirely of common stock of bank and financial holding companies.   Because Federal Home Loan Bank stock is redeemable at par, Sun carries it at cost and periodically evaluates the stock for impairment.  Possible impairment factors include potential dramatic changes to the housing and residential mortgage industry or the related regulatory environment.  Management currently does not believe any factors exist to suggest potential impairment.

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

	September 30, 2003
(In Thousands)	Book Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Banks and bank and financial holding companies	$330	$—	$—	$330
FHLB stock	13,618	—	—	13,618
Non-bank companies	—	—	—	—
Total	$13,948	$—	$—	$13,948

	December 31, 2002
	Book Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Banks and bank and financial holding companies	$3,035	$136	$(293)	$2,878
FHLB stock	12,012	—	—	12,012
Non-bank companies	87		(22)	65
Total	$15,134	$136	$(315)	$14,955

Reference is also made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk in Sun’s Annual Report on Form 10-K for the year 2002.

Item 4 – Controls and Procedures

Management maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation was carried out under the supervision and with the participation of the Sun’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Sun’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Sun’s management, including the CEO and CFO, has concluded that Sun’s disclosure controls and procedures are effective.  No significant changes were made to Sun’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

SUN BANCORP, INC.

FORM 10-Q

PART II

Items 1, 2, 3, 4, and 5 – Omitted pursuant to instructions to Part II

Item 6 – Exhibits and Reports on Form 8-K

a.	On July 1, 2003, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing an Employment Agreement between Wilmer D. Leinbach, the Registrant, SunBank, and SUBI Services, dated January 28, 2003.

b.	On July 17, 2003 Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the operating results for the three and six months ended June 30, 2003.

c.

On August 27, 2003 Sun filed a Current Report on Form 8-K announcing the election of John W. Rose to the Sun Bancorp, Inc. and SunBank Board of Directors, H. David Padden to the Sun Bancorp, Inc. Board of Directors, Amanda G. Kessler to the SunBank Board of Directors, and the resignation of Gary L. Tice from the Sun Bancorp, Inc. and SunBank Board of Directors.

d.	On September 19, 2003 Sun filed a Current Report on Form 8-K announcing that James P. Radick had joined SunBank as a Senior Vice President of Finance.

e.	Exhibits
	3(i)	The Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

	3(ii)	The By-Laws, as amended and restated (Incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003).

10.1

Employment Agreement between Robert J. McCormack, the Registrant and SunBank dated October 31, 2002.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.2

Employment Agreement between Thomas W. Bixler, the Registrant and SunBank dated November 3, 2002.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.3

Employment Agreement between Sandra Miller, the Registrant and SunBank dated October 24, 2002.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.4

Change of Control Agreement between Maureen M. Bufalino, the Registrant and SunBank, dated May 31, 2001.  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2003).

10.5

Employment Agreement between Wilmer D. Leinbach, the Registrant and SunBank dated January 28, 2003.  (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

10.6	1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61237 on Form S-8 filed with the Commission on August 12, 1998).

10.7	1998 Independent Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61241 on Form S-8 filed with the Commission on August 12, 1998).

10.8	1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61249 on Form S-8 filed with the Commission on August 12, 1998).

11	Statement re: Computation of Earnings Per Share can be referenced in Note 7 of the Consolidated Statements in this Report

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer or principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal executive officer or principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuent to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.

Date	November 14, 2003	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Chief Financial Officer (Principal Financial Officer)