Form 10-K
period 2003-12-31
SUN BANCORP INC
filed 2004-03-15
CIK 713975

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended December 31, 2003
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

As of March 5, 2004, the registrant had 7,320,325 shares of common stock, no par value, outstanding.  Based on the closing sale price of $20.13, as reported on the NASDAQ National Market on June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $147,358,142.

Portions of the 2003 Annual Report to Shareholders are incorporated by reference in Parts I, II, and III.

Portions of the definitive proxy statement for the 2004 Annual Shareholders’ Meeting to be held on April 22, 2004 are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

Sun Bancorp, Inc. (Sun) is a holding company incorporated under the laws of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended, on November 26, 1982.  In 2003, Sun registered as a financial holding company under the Federal Reserve Act.  Sun’s common stock is traded on the NASDAQ National Market under the symbol “SUBI.”  As of December 31, 2003, Sun had total assets of $1,027,836,000, consolidated net loans and leases of $672,223,000, deposits of $614,550,000 and shareholders’ equity of $79,182,000.

As a financial holding company, Sun Bancorp, Inc. manages both banking and non-banking subsidiaries.  Sun’s banking subsidiary, SunBank, is a Pennsylvania state-chartered bank that operates under the Guaranty Bank and SunBank trade names.  SunBank provides full service commercial and retail banking services primarily in northeastern and central Pennsylvania.  SunBank operates 23 banking offices and one trust services office serving Snyder, Union, Northumberland, Lycoming, Clinton, Dauphin, and Luzerne Counties.  At December 31, 2003, SunBank had total assets of $1,028,000,000 and total shareholders’ equity of $98,345,000.  SunBank’s net income for 2003 was $8,082,000.

SunBank offers a wide range of services including demand deposit accounts, savings accounts, Christmas and all-purpose clubs, time certificates of deposit, and individual retirement accounts, as well as commercial loans, consumer loans, mortgage loans, auto leases, equipment leases, investment products, and safe deposit services.  SunBank also operates a trust department that provides full fiduciary services.  Also, 71 Automated Teller Machines (ATMs) and cash dispensing units throughout the service area provide 24-hour banking service.  SunBank’s activities are such that the loss of one single customer or a few customers would not have a material adverse effect on its operations.  Additionally, SunBank’s business is not seasonal in nature.  SunBank does not currently engage in any meaningful foreign transactions.  The majority of the loan portfolio is comprised of real estate loans (mortgage and commercial) and consumer loans/leases (predominately automobiles).  SunBank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC)to the maximum extent allowed by law.

Sun also owns the Beacon Life Insurance Company, a company that provides credit life and disability insurance.  On October 30, 2000, Sun acquired seventy-five percent of Sun Abstract and Settlement Services, a company that provides title insurance and real estate settlement services, for the sum of $15,000 which represents the total investment.  During 2001, Sun’s investment percentage was reduced to thirty percent due to the addition of additional partners.  On January 30, 2001, Sun formed Sun Investment Services, Inc. to offer Sun’s customers mutual fund and annuity products.  On December 28, 2002, Sun formed SUBI Investment Company, a Delaware corporation formed to hold certain investments.  On December 19, 2002, Sun formed SUBI Services, LLC, an employee services company, solely owned by SunBank.

Sun is a limited partner in six partnerships that construct, own and operate an affordable elderly apartment complex within Sun’s market area.  Sun is also a partner in two partnerships that provide office space in areas designated as empowerment zones by the Commonwealth of Pennsylvania.  As part of the partnership agreements, Sun is able to recognize tax credits from these economic development projects.

On January 1, 2003, Sun acquired Bank Capital Services Corporation (Bank Capital) to provide leasing alternatives to Sun’s customers.  Bank Capital also services leases for several other financial institutions.  On April 22, 2003, Sun acquired Mid-Penn Insurance Associates (Mid-Penn), an independent insurance agency, to diversify the financial services available to Sun’s customers.  On April 25, 2004 Sun acquired Steelton Bancorp (Steelton), which was concurrently merged into SunBank.  The Steelton acquisition added two branches, both of which are located in the capital region of Harrisburg, Pennsylvania.  Sun acquired Sentry Trust Company (Sentry) on February 27, 2004.  Sentry provides trust and wealth management services for clients throughout central Pennsylvania.

Market Area

The economy of northeastern and central Pennsylvania is diversified with solid manufacturing and service bases.  Conditions within Sun’s market area have been stable during 2003.  However, a variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, war, or political instability), may affect the stability of conditions within Sun’s market area.  Sun will continue to explore options to better manage funding costs and lending rates. In addition, Sun continues to seek opportunities to generate income (non-interest) apart from lending relationships (interest related) by diversifying its product offerings and services.

Supervision and Regulation

General.  As a financial holding company (a “FHC”) registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), Sun Bancorp, Inc. is subject to regulation under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires prior approval of an acquisition of assets or of ownership or control of voting shares of more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Sun may acquire.

As a Pennsylvania state-chartered Bank, SunBank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Sun’s recently acquired subsidiary, Sentry Trust Company, is a Pennsylvania non-depository trust company, which is also subject to regulation and periodic examination by the Pennsylvania Department of Banking.  All of Sun’s subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries” such as broker/dealers and registered investment advisers.

Regulations governing bank subsidiaries place restrictions on extensions of credit by such institutions to Sun and, with some exceptions, the other Sun affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Sun and such affiliates. These regulations also restrict investments by Sun’s bank subsidiary in the stock or other securities of Sun and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Sun.

SunBank is subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

Capital Adequacy.  Under applicable risk-based capital requirements, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8%, (a ratio equal to at least 10% in order to meet the definitions of “well-capitalized” under applicable regulations.)  Of this amount, at least 4% out of the total capital (6% to be “well capitalized”), must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 capital”). The remainder of total capital (“Tier 2 capital”) may consist of perpetual debt securities, mandatory convertible debt securities, other hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized gains on equity securities.

At December 31, 2003, Sun’s Tier 1 capital ratio was 11.1%, and Sun’s total capital (i.e., Tier 1 plus Tier 2) ratio was 9.9%.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and, in some cases, more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised Sun of any specific minimum leverage ratio applicable to us. At December 31, 2003, Sun’s leverage ratio was 6.4%.

SunBank is subject to similar capital standards.  SunBank has not been advised of any specific minimum leverage ratios applicable to it.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

At December 31, 2003, SunBank’s Tier 1 capital ratio was 9.2%, and Sun’s total capital (i.e., Tier 1 plus Tier 2) ratio was 10.3%.

Community Reinvestment Act.  Under the Community Reinvestment Act, as amended (“CRA”), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires that the applicable regulatory agency assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application.

Source of Strength Doctrine.  Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Additional Activities.  As a FHC under the Gramm-Leach-Bliley Act (the “GLB Act”), Sun is permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed.  The additional activities in which Sun is permitted to engage as a FHC (if management so determines to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas.  Sun conducts insurance activities through Mid-Penn and Beacon.  It is expected that in the future other activities may be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

As a FHC, Sun is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision, and consolidated capital requirements of the Federal Reserve Board. However, in some respects the regulation is modified as a result of FHC status. For example, Sun must continue to satisfy certain conditions (discussed below) to preserve its full flexibility as a FHC. However, as a FHC, Sun (unlike traditional bank holding companies) is permitted to undertake several new types of activities and to acquire companies engaged in several additional kinds of activities, without prior Federal Reserve Board approval and with only notice afterward.

To preserve Sun’s ability to engage in certain activities or transactions as a FHC, Sun must ensure that all insured depository institution subsidiaries remain well capitalized and well managed for regulatory purposes and earn “satisfactory” or better ratings on their periodic CRA examinations.  A FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances. If the Federal Reserve Board determines that any of the FHC’s subsidiary depository institutions are either not well capitalized or not well managed, it must notify the FHC. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the FHC to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to FHC bank holding companies.

Privacy.  Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions.  Among other things, these provisions require institutions to have administrative, technical, and physical safeguards in place to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The GLB also requires institutions to furnish consumers, at the outset of the relationship and annually thereafter, written disclosures concerning the institution’s privacy policies.

Regulation of Non-bank Subsidiaries.  Sun’s primary non-bank subsidiaries include, in addition to Sentry Trust Company, Mid-Penn Insurance Associates, Inc., Beacon Life Insurance Company, Sun Investment Services, Inc. and Sun Abstract and Settlement Services.  Mid-Penn Insurance Associates, Inc. is organized under the laws of Pennsylvania and is licensed by the Department of Insurance, Commonwealth of Pennsylvania.  Beacon Life Insurance Company is organized under the laws of Arizona. It is licensed by the Department of Insurance, State of Arizona.  Sun Investment Services, Inc. is organized under the laws of Pennsylvania and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940.  It is also a registered broker-dealer, a member of the National Association of Securities Dealers (the “NASD”), and is also licensed with the securities commissions of various states.  Sun Abstract and Settlement Services is organized under the laws of Pennsylvania and is regulated by the Department of Insurance, Commonwealth of Pennsylvania.

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

Under the USA PATRIOT Act, financial institutions were also required to establish anti-money laundering programs by April 25, 2002.  The USA PATRIOT Act sets forth minimum standards for these programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the GLB Act.  Sun does not have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and reporting of information under the federal securities laws.  In general, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional certification responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for independent auditors and regulation of audits; (iv) enhanced disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because Sun’s common stock is registered under the Securities Exchange Act of 1934, as amended, Sun is currently subject to many of the provisions of the Sarbanes-Oxley Act.

National Monetary Policy.  In addition to being affected by general economic conditions, Sun’s operations are affected by the policies of regulatory authorities, including the Federal Reserve Board, the FDIC, the SEC, the NASD, and state agencies. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon Sun’s future business, earnings, and growth cannot be predicted.

Future Legislation.  Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways.  Sun cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon its financial condition or results of operations.

Availability of Information

Sun’s website address is www.sunbankpa.com.  Sun makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the SEC.  Copies of such reports are available at no charge by contacting Sun Bancorp, Inc., Shareholder Services, 155 North 15th Street, Lewisburg, PA 17837.  The information found on Sun’s website does not constitute a part of this or any other report.  The annual report and other company reports are also filed electronically through the Electronic Data Gathering Analysis and Retrieval System (EDGAR) which performs automated collection, validation, indexing, acceptance, and forwarding of submissions to the Securities and Exchange Commission (SEC) and is accessible by the public, using the Internet address http://www.sec.gov/edgarhp.

ITEM 2 — PROPERTIES

Sun’s principal office is located in Lewisburg, Pennsylvania at its corporate headquarters and training facility, which was purchased in 2002.  Sun owns all of its properties with the exception of an off-site ATM at 700 North Broad Street, Selinsgrove, bank offices in Loyalsock, Lewisburg, State College and Frederick Maryland and Mid-Penn offices in Sunbury and Shamokin Dam, each of which is leased.  In 1995, Sun purchased parcels of land in Liverpool for the purpose of building a branch in the future. In 2001, SunBank opened an office in Lewisburg.  In addition, SunBank purchased three Mellon Bank branches: Lewisburg, Lock Haven, and Mill Hall during 2001.  Sun acquired Guaranty Bank, N.A. in 2001, and after the banks merged, established additional offices in Mountain Top, Pikes Creek, Wilkes-Barre, Glen Lyon, Shamokin, and Nanticoke. During 2003, Sun acquired three properties as part of the Bank Capital and Steelton acquisitions.  In addition, Mid-Penn acquired in 2003 operates two offices, which are leased.  During 2003, Sun also opened a loan production office in State College, Pennsylvania and Frederick, Maryland.  All properties are in good condition and adequate for their intended use.

The following is a list of offices, ATM locations, their addresses, and a brief description of each office.

Office		Address	Description

1.	Selinsgrove	2 South Market Street Selinsgrove, PA 17870	Brick structure

2.	Shamokin Dam	200 Susquehanna Trail Shamokin Dam, PA 17876	Brick structure

3.	New Berlin	Market & Plum Streets New Berlin, PA 17855	Brick structure

4.	Sunbury	11 South Second Street Sunbury, PA 17801	Brick structure

5.	Middleburg	Route 522 & Dock Hill Road Middleburg, PA 17842	Brick structure

6.	Trust Division	100 West Pine Street Selinsgrove, PA 17870	Brick structure

7.	Automated Teller Machine	108 West Pine Street Selinsgrove, PA 17870	Brick structure

8.	Automated Teller Machine	700 North Broad Street Selinsgrove, PA 17870	Brick structure

9.	Watsontown	300 Main Street Watsontown, PA 17777	Brick structure

10.	Northumberland	96 Duke Street Northumberland, PA 17857	Brick structure

11.	Liverpool	Rts. 11 & 15 South Liverpool, PA 17045	Land

12.	Hughesville	2 South Main Street Hughesville, PA 17737	Brick structure

13.	Newberry	2131 W. Fourth Street Williamsport, PA 17701	Brick structure

14.	Montoursville	301 Broad Street Montoursville, PA 17754	Brick structure

15.	Squire Hays	3155 Lycoming Creek Road Williamsport, PA 17701	Stone and frame structure

16.	Maynard Street	90 Maynard Street Williamsport, PA 17701	Brick structure

17.	Loyalsock	814 Westminster Drive Williamsport, PA 17701	Masonry Block

18.	Lewisburg	141 Plaza 15 Lewisburg, PA 17837	Brick structure

19.	Lewisburg	311 Market Street Lewisburg, PA 17837	Brick and stone structure

20.	Lock Haven	Bellefonte Ave & East Church Street Lock Haven, PA 17745	Frame structure

21.	Mill Hall	349 Main Street Mill Hall, PA 17751	Brick structure

22.	Mountain Top	46 South Mountain Boulevard Mountain Top, PA 18707	Frame structure

23.	Pikes Creek	Routes 118 & 29 Pikes Creek, PA 18621	Frame structure

24.	Wilkes-Barre	639 South Main Street Wilkes-Barre, PA 18702	Brick and stone structure

25.	Glen Lyon	18 East Main Street Glen Lyon, PA 18617	Brick and stone structure

26.	Shamokin	10 South Market Street Shamokin, PA 17872	Brick structure

27.	Nanticoke	35 East Main Street Nanticoke, PA 18634	Brick and stone structure

28.	Middletown	100 Spring Garden Drive Middletown, PA 17057	Brick structure

29.	Steelton	51 South Front Street Steelton, PA 17113	Brick structure

30.	Pittston	1853 Highway 315 Pittston, PA 18640	Brick structure

30.	Sunbury	PO Box 899 Sunbury, PA 17801	Brick structure

31.	Shamokin Dam	PO Box 517 Shamokin Dam, PA 17876	Brick structure

31.	Frederick	Suite 9 4 South McCain Drive Frederick, MD 17876	Brick and masonry block structure

32.	State College	2134 Sandy Drive Suite 3 State College, PA 16803	Brick and masonry block structure

ITEM 3 — LEGAL PROCEEDINGS

Sun is a party to various legal actions that arise in the normal course of business.  In the opinion of management, when the actions that are currently pending or threatened against Sun are resolved, they should not have a material adverse effect on its business or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock of Sun Bancorp, Inc. trades on the NASDAQ national market system under the symbol “SUBI”.  As of March 5, 2004, Sun had approximately 2,242 holders of its common stock.  Sun offers its shareholders a Dividend Reinvestment Plan whereby holders of stock may have their quarterly cash dividends automatically invested in additional shares of common stock.

The payment of dividends by Sun is made at the discretion of the Board of Directors and to the extent funds are legally available for that purpose.  Sun may not pay dividends in any year in excess of the total of the current year’s net income and the retained net income of the prior two years without the approval of the Federal Reserve Bank.  Additionally, bank regulations limit the amount of dividends that may be paid to Sun by SunBank without prior approval from the regulatory agencies.

On January 1, 2003, Sun issued 25,109 shares of its common stock as part of the consideration paid by Sun, which was a mix of cash and stock, to the former owners of Bank Capital in connection with Sun’ s acquisition of Bank Capital.  Sun issued 85,936 shares on April 23, 2003 as part of the consideration paid, a mix of cash and stock, to the former owners of Mid-Penn in connection with Sun’ s acquisition of Mid-Penn.

The shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed to be “accredited investors” under Regulation D promulgated under the Securities Act.

Additional information with respect to Sun’s common stock is incorporated by reference to “Common Stock Market Prices and Dividends Per Share” found on page 66 of the 2003 Annual Report to Shareholders.

ITEM 6 — SELECTED FINANCIAL DATA

This item is incorporated by reference to information under the heading “Selected Financial Data” on page 45 of the 2003 Annual Report to Shareholders.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item is incorporated by reference to “Management’s Discussion and Analysis” on pages 46 through 65 of the 2003 Annual Report to Shareholders.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is incorporated by reference to “Management’s Discussion and Analysis” on pages 62 through 64 of the 2003 Annual Report to Shareholders.

A discussion of Sun’s significant accounting policies is included in Note 1 to the consolidated financial statements on pages 18 through 21 of the 2003 Annual Report to Stockholders. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan and lease losses, which are located on pages 53 and 54, and in Note 6 located on page 25 of the 2003 Annual Report to Shareholders.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report set forth on pages 14 through 44 of the 2003 Annual Report to Shareholders.

PARENTERANDOLPH

The Power of Ideas

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
of Sun Bancorp, Inc.:

We have audited the consolidated statements of income, changes in shareholders’ equity, and cash flows of Sun Bancorp, Inc. and subsidiaries (Sun), for the year ended December 31, 2001.  These financial statements are the responsibility of Sun’s management.  Our responsibility is to express an opinion on these financials statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sun Bancorp, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Randolph, PC

Williamsport, Pennsylvania
March 12, 2004

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2002 the Audit Committee dismissed Parente Randolph, P.C. as the corporation’s independent accountants and engaged PricewaterhouseCoopers LLP as the corporation’s independent accountants. The engagement of PricewaterhouseCoopers LLP was ratified by the Board of Directors.

Neither of PricewaterhouseCoopers LLP’s reports on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified of modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years prior to their dismissal neither of Parente Randolph P.C.’s reports contained an adverse opinion or a disclaimer of opinion, or was qualified of modified as to uncertainty, audit scope, or accounting principles and during such years and through May 14, 2002 there were no disagreements with Parente Randolph P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Parente Randolph P.C. , would have caused them to make reference to the subject matter of the disagreement in connection with their report.

During the two most recent fiscal years prior to their engagement and through May 14, 2002 the corporation did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant’s financial statements or any matter that was either the subject of a disagreement or a reportable event as described paragraph 304 (a)(1)(v)

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Sun’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, Sun’s disclosure controls and procedures were effective in timely alerting them to the material information relating to Sun required to be included in its periodic SEC filings.

There has been no change in Sun’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, Sun’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to the sections entitled “Information as to Nominees and Directors” and “Additional Information Regarding the Corporation’s Executive Officers” found on pages 22 through 28 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

The information required by this item regarding identification of the audit committee and audit committee financial expert disclosure is incorporated by reference to the section entitled “Committees and Meetings of the Corporation’s
Board of Directors” found on pages 7 and 8 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” found on page 30 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Sun has adopted a Code of Ethics applicable to its directors, officers, including the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions, and employees.  The Code is attached as exhibit 14 to this document.

ITEM 11 - EXECUTIVE COMPENSATION

This information is incorporated herein by reference to “Compensation of the Boards of Directors” found on page 8, “Board of Directors Report on Executive Compensation” and “Audit Committee and Compensation Committee Interlocks and Insider Participation” found on pages 10 and 11, “Executive Compensation” on pages 11 through 20, and “Performance Graph” found on pages 31 and 32 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information is incorporated by reference to “Beneficial Ownership of Sun Bancorp, Inc.’s Stock Owned by Principal Owners and Management” on pages 28 through 30 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Information related to the Equity Compensation Plan is incorporated by reference to the Equity Compensation Plan table on page 14 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to footnote 19 on page 37 of the 2003 Annual Report to Shareholders and under the heading of “Certain Relationships and Related Transactions” on page 20 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference under the heading of “Audit Committee Report” on pages 9 and 10 of the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements and independent auditors report of Sun Bancorp, Inc. and subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Independent Auditors Report

          (2) All schedules applicable to the Registrant are shown in the respective financial statements or the notes thereto.  Financial statement schedules not included are omitted because the information is not required under the related instructions or it is not applicable.

(3) Exhibits

3.1

The Articles of Incorporation of the Corporation are incorporated herein by reference to Exhibit 3 to the Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998 (Commission File Number 0-14745).

3.2

The By-Laws, as amended and restated, are incorporated herein by reference to Exhibit 3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 0-14745).

10.1(*)

Employment agreement between Robert J. McCormack and Sun Bancorp, Inc. and SunBank dated October 31, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.2(*)	Employment agreement between Sandra Miller and Sun Bancorp, Inc. and SunBank dated October 24, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.3(*)	Employment agreement between Thomas W. Bixler and Sun Bancorp, Inc. and SunBank dated November 3, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.4(*)	Employment agreement between Maureen M. Bufalino and Sun Bancorp, Inc. and SunBank dated May 31, 2001, is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.5(*)

Employment agreement between Wilmer D. Leinbach and Sun Bancorp, Inc., SunBank, and SUBI Services, LLC dated January 28, 2003 is incorporated by reference to Form 8-K filed July 1, 2003 (Commission File Number 0-14745).

10.6(*)	Employment agreement between David M. Diffenderffer and Sun Bancorp, Inc., SunBank, and SUBI Services, LLC dated January 12, 2004.

10.7(*)	Employment agreement between James P. Radick and Sun Bancorp, Inc., SunBank, and SUBI Services, LLC dated January 12, 2004.

10.8(*)	Employment agreement between Byron M. Mertz III and Sun Bancorp, Inc., SunBank, and SUBI Services, LLC dated January 12, 2004.

10.9(*)	Employment agreement between Gary Cook and Sun Bancorp, Inc., SunBank, and Bank Capital Services Corporation dated December 17, 2002.

10.10(*)	Employment agreement between Carol Phillips and Sun Bancorp, Inc., SunBank, and Bank Capital Services Corporation dated December 17, 2002.

10.11(*)	Employment agreement between Christopher J. Fellon and Sun Bancorp, Inc., SunBank, and Mid-Penn Insurance Associates, Inc. dated December 23, 2002.

10.12(*)	Employment agreement between Cheryl A. Zellers and Sun Bancorp, Inc., SunBank, and Mid-Penn Insurance Associates, Inc. dated December 23, 2002.

10.13(*)	Employment agreement between Daniel R. Geise and Sun Bancorp, Inc., SunBank, and Mid-Penn Insurance Associates, Inc. dated December 23, 2002.

10.14(*)

Employment Agreement by and among Sun Bancorp, Inc., Sun Bank, SUBI Services, LLC, Sentry Trust Company and Charles E. Nelson, dated as of April 23, 2003 is incorporated herein by reference to Exhibit 10.1 to Sun’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2004 (Registration Statement No. 333-107944).

10.15(*)

Employment Agreement by and among Sun Bancorp, Inc., Sun Bank, SUBI Services, LLC, Sentry Trust Company and Carole L. Crist, dated as of April 23, 2003 is incorporated herein by reference to Exhibit 10.1 to Sun’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2004 (Registration Statement No. 333-107944).

10.16(*)

Employment Agreement by and among Sun Bancorp, Inc., Sun Bank, SUBI Services, LLC, Sentry Trust Company and Randy L. Martin, dated as of April 23, 2003 is incorporated herein by reference to Exhibit 10.1 to Sun’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2004 (Registration Statement No. 333-107944).

10.17(*)

1998 Stock Incentive Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998 (Registration Statement No. 333-61237).

10.18(*)

1998 Independent Directors Stock Option Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998) (Registration Statement No. 333-61241).

10.19(*)

1998 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 12, 1998 (Registration Statement No. 333-61249).

10.20(*)

Consulting Agreement between Sun Bancorp, Inc. and Sidney M. Palmer, dated as of April 23, 2003 is incorporated herein by reference to Exhibit 10.2. to Sun’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2004 (Registration Statement No. 333-107944).

13.1

Annual Report to Shareholders of Sun Bancorp, Inc. for the year ended December 31, 2003 is filed herewith.  The report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and it is not considered “filed” as part of the Form 10-K filing.

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Parente Randolph, PC.

31.1	Certification of the president and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

31.2	Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

32.1	Certification of the president and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

32.2	Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

(b)                                 On October 31, 2003 Sun filed a Form 8-K regarding the declaration of the fourth quarter dividend to shareholders.

On October 21, 2003 Sun filed a Form 8-K regarding the financial performance of Sun for the three and nine-month periods ended September 30, 2003.

(c)                                  Exhibits - the required exhibits are included under Item 15(a) (3) of the Form 10-K.

(d)                                 Financial statement schedules are omitted because the required information is not applicable or is included elsewhere herein.

(*) Management contract or compensatory plan or arrangment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sun Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sun Bancorp, Inc.
(Registrant)

Date:	3/12/04	By:	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer (Principal Executive Officer)

Date:	3/12/04	By:	/s/ Wilmer D. Leinbach
Wilmer D. Leinbach
Exec. VP, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Robert A. Hormell	3/12/04
Robert A. Hormell
Chairman of the Board

/s/ Robert J. McCormack	3/12/04
Robert J. McCormack
President, Chief Executive Officer, and Director

/s/ Martha A. Barrick	3/12/04
Martha A. Barrick, Director

/s/ Max E. Bingaman	3/12/04
Max E. Bingaman, Director

/s/ Maureen M. Bufalino	3/12/04
Maureen M. Bufalino, Director

/s/ David R. Dieck	3/12/04
David R. Dieck, Director

/s/ Louis A. Eaton	3/12/04
Louis A. Eaton, Director

/s/ M. Mitchell Fetterolf	3/12/04
M. Mitchell Fetterolf, Director

/s/ Daniel R. Geise	3/12/04
Daniel R. Geise, Director

/s/ Stephen J. Gurgovits	3/12/04
Stephen J. Gurgovits, Director

/s/ George F. Keller	3/12/04
George F. Keller, Director

/s/ George E. Logue, Jr.	3/12/04
George E. Logue, Jr., Director

/s/ H. David Padden	3/12/04
H. David Padden, Director

/s/ John W. Rose	3/12/04
John W. Rose, Director

/s/ Marlin T. Sierer	3/12/04
Marlin T. Sierer, Director

/s/ Dennis J. Van	3/12/04
Dennis J. Van, Director