Form 10-Q
period 2004-03-31
SUN BANCORP INC
filed 2004-05-07
CIK 713975

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

or

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,684,848
Class	Outstanding Shares At April 23, 2004

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In Thousands, Except Share Data)	March 31, 2004	December 31, 2003

ASSETS

Cash and due from other financial institutions	$22,905	$27,021
Interest-bearing deposits in other financial institutions	1,393	1,400
Total cash and cash equivalents	24,298	28,421

Investment securities, available for sale, at fair market value	213,988	223,209

Loans and leases, net of unearned income	684,226	679,977
Less: allowance for loan and lease losses	8,435	7,754
Loans and leases, net	675,791	672,223

Bank premises and equipment, net	31,823	27,256
Goodwill	36,163	29,848
Intangibles with finite lives	5,610	3,690
Intangibles, other	147	—
Accrued interest	3,376	3,378
Bank-owned life insurance	33,485	33,174
Other assets	12,537	7,054
Total assets	$1,037,218	$1,028,253

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In Thousands, Except Share Data)	March 31, 2004	December 31, 2003

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$69,794	$69,640
Interest-bearing	577,811	544,910
Total deposits	647,605	614,550

Short-term borrowings	26,788	65,388
Long-term borrowings, Federal Home Loan Bank	229,000	226,236
Long-term borrowings, other	11,900	11,900
Subordinated debentures	18,866	18,866
Accrued interest and other liabilities	13,520	12,131
Total liabilities	947,679	949,071

Commitments and contingencies (note 10)

Shareholders’ equity:

Common stock, no par value; 50,000,000 authorized shares: issued 7,678,925 shares in 2004 and 7,320,225 shares in 2003	92,173	85,386
Retained earnings (deficit)	(3,613)	(3,728)
Accumulated other comprehensive income, net of taxes	979	29
Less: Treasury stock, at cost, 140,922 shares in 2003	—	(2,505)
Total shareholders’ equity	89,539	79,182
Total liabilities and shareholders’ equity	$1,037,218	$1,028,253

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2004	2003
Interest and dividend income:
Loans and leases, including fees	$9,892	$9,695
Investment securities
Taxable	1,729	2,299
Tax-exempt	203	231
Dividends	46	111
Deposits in other financial institutions	13	52

Total interest and dividend income	11,883	12,388

Interest expense:
Deposits	2,347	3,127
Short-term borrowings	90	107
Long-term borrowings	2,901	3,138
Subordinated debentures	456	468

Total interest expense	5,794	6,840

Net interest income	6,089	5,548

Provision for loan and lease losses	435	405

Net interest income, after provision for loan and lease losses	$5,654	$5,143

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2004	2003
Non-interest income:
Service charges on deposit accounts	$1,039	$845
Trust income	332	219
Net securities gains	109	1,496
Investment product sales	165	24
Bank-owned life insurance	312	325
Insurance subsidiary	661	23
Net gain on sale of loans	34	261
Leasing fees	272	301
Other income	671	396

Total non-interest income	3,595	3,890

Non-interest expense:
Salaries and employee benefits	3,493	3,166
Net occupancy expenses	438	383
Furniture and equipment expenses	530	487
Amortization of intangibles with finite lives	108	—
Other expenses	2,950	2,527

Total non-interest expense	7,519	6,563

Income before income tax provision	1,730	2,470

Income tax provision	221	436

Net income	$1,509	$2,034

Net income per share - Basic	$0.21	$0.28

Net income per share - Diluted	$0.21	$0.28

Dividends declared	$0.1815	$0.1650

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.
FORM 10-Q
PART I

Item 1. Financial Statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Retained	Other		Total
	Common Stock		Earnings	Comprehensive	Treasury	Shareholders’
(In Thousands	Shares	Amount	(Deficit)	Income(Loss)	Stock	Equity
Balance, December 31, 2003	7,320	$85,386	$(3,728)	$29	$(2,505)	$79,182
Comprehensive income:
Net income	—	—	1,509	—	—	1,509
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	950	—	950
Total comprehensive income						2,459

Stock issued:
Employee benefit plans	—	2	—	—	—	2
Purchase of Sentry Trust Company (141 treasury shares)	359	6,785	—	—	2,505	9,290
Cash dividends declared, $.1815 per share	—	—	(1,394)	—	—	(1,394)
Balance, March 31, 2004	7,679	$92,173	$(3,613)	$979	$—	$89,539

				Accumulated
			Retained	Other		Total
	Common Stock		Earnings	Comprehensive	Treasury	Shareholders’
	Shares	Amount	(Deficit)	Income(Loss)	Stock	Equity
Balance, December 31, 2002	7,299	$84,591	$(5,159)	$3,578	$(1,763)	$81,247
Comprehensive income:
Net income	—	—	2,034	—	—	2,034
Unrealized gains on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(1,855)	—	(1,855)
Total comprehensive income						179
Stock issued:
Employee benefit plans	18	342	—	—	—	342
Purchase of treasury stock (95 shares)	—	—	—	—	(547)	(547)
Cash dividends declared, $.165 per share	—	—	(1,186)	—	—	(1,186)
Balance, March 31, 2003	7,317	$84,933	$(4,311)	$1,723	$(2,310)	$80,035

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,509	$2,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	435	405
Depreciation	381	257
Amortization of intangibles	56	—
Amortization and accretion of premium and discounts on investment securities available for sale	278	263
Net gain on sale of investment securities available for sale	(109)	(1,496)
Proceeds from loan sales	2,221	10,427
Mortgage loans orginated for resale	(2,112)	(10,620)
Net gain on sale of loans	34	261
Decrease in other assets and liabilities, net	(2,523)	(5,872)
Net cash provided by (used in) operating activities	170	(4,341)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	38,247	37,782
Proceeds from maturities, calls, and prepayments of investment securities available for sale	9,822	24,814
Purchases of investment securities available for sale	(32,993)	(123,902)
Net cash used in acquisitions	(5,888)	(36)
Net increase in loans and leases	(4,146)	(6,115)
Capital expenditures	(2,398)	(974)
Net cash provided by (used in) investing activities	2,644	(68,431)

Cash flows from financing activities:
Net increase in deposits	33,055	10,587
Net (decrease) increase in short-term borrowings	(38,600)	36,675
Proceeds from long-term borrowings, other	—	11,900
Cash dividends paid	(1,394)	(1,186)
Proceeds from sale of stock for employee benefits program	2	221
Purchase of treasury stock	—	(898)
Net cash (used in) provided by financing activities	(6,937)	57,299

Net decrease in cash and cash equivalents	(4,123)	(15,473)
Cash and cash equivalents at beginning of period	28,421	41,569
Cash and cash equivalents at end of period	$24,298	$26,096

	For the Three Months Ended March 31,
(In Thousands)	2004	2003

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$6,210	$7,199

Income taxes	—	—

Loans with an estimated value of $147 were reclassified to foreclosed assets held for sale during the three-month period ended March 31, 2003 with no loans reclassified during the three-month period ended March 31, 2004.

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc. (“Sun”), the parent company, and its wholly-owned subsidiaries: SunBank, Mid-Penn Insurance Associates, Inc., Sentry Trust Company, SUBI Investment Company, Beacon Life Insurance Company, and Sun Bancorp Statutory Trust I.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  The parent and subsidiaries are reported as one unit within the financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  These statements should be read in conjunction with the notes to the audited financial statements contained in the 2003 Annual Report to Shareholders.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 18 through 21 of the 2003 Annual Report to Shareholders.

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

Sun applies Accounting Principles Board Opinion Number 25 and related interpretations to account for its common stock plans.  Accordingly, Sun does not recognize compensation expense under these plans when the options are granted.  Had compensation expense been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and basic earnings per share for the three months ended March 31, 2004 and 2003 would have been:

	For the Three Months Ended March 31
(In Thousands, Except per Share Data)	2004	2003
Net income:
As reported	$1,509	$2,034
Pro forma	$1,776	$2,031

Earnings per share - Basic
As reported	$0.21	$0.28
Pro forma	$0.24	$0.28

Note 3 – Investment Securities

SunBank holds one bond within other corporate obligations that has experienced a 10% unrealized loss at March 31, 2004 and a 12% unrealized loss at December 31, 2003.  The amortized cost of the bond was $223 and $236 at March 31, 2004 and December 31, 2003, respectively.  Management believes this loss is temporary, due to the continued AAA rating of the bond and the continued receipt of principal and interest payments.  There are no other investments with an unrealized loss greater than one year as of March 31, 2004.

The amortized cost and fair value of investment securities available for sale, at March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - Pass through	$77,459	$401	$(191)	$77,669
Mortgage - Other	82,519	479	(412)	82,586
Agency obligations	11,514	31	(13)	11,532
Obligations of states and political subdivisions	17,222	1,277	(31)	18,468
Other corporate	10,398	36	(94)	10,340
Total debt securities	199,112	2,224	(741)	200,595

Equity securities:
Marketable equity securities	330	—	—	330
Restricted equity securities	13,063	—	—	13,063
Total equity securities	13,393	—	—	13,393

Total	$212,505	$2,224	$(741)	$213,988

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - Pass through	$84,935	$407	$(559)	$84,783
Mortgage - Other	101,393	263	(992)	100,664
Agency obligations	3,190	11	(73)	3,128
Obligations of states and political subdivisions	17,654	1,030	(62)	18,622
Other corporate	1,206	19	—	1,225
Total debt securities	208,378	1,730	(1,686)	208,422

Equity securities:
Marketable equity securities	330	—	—	330
Restricted equity securities	14,457	—	—	14,457
Total equity securities	14,787	—	—	14,787

Total	$223,165	$1,730	$(1,686)	$223,209

Note 4 – Loans

   The balances for principal loan categories were as follows:

(In Thousands)	March 31, 2004	December 31, 2003

Real estate – mortgage	$326,955	$373,068
Real estate - construction	14,403	32,157
Agricultural	276	268
Commercial and industrial	150,973	96,028
Lease – auto	87,743	80,582
Lease – equipment	9,962	9,404
Individual	104,257	98,193
Other	241	321
Total	694,810	690,021

Less:
Unearned income & deferred loan fees	(10,914)	(10,541)
Unamortized net discount/premium on purchased loans	330	497
ALLL	(8,435)	(7,754)
Net Loans	$675,791	$672,223

Net Investment in Direct Financing Leases:

(In Thousands)	March 31, 2004	December 31, 2003
Minimum lease payments receivable	$59,655	$55,685
Residual values	38,050	34,301
Unearned income under lease contracts	(10,868)	(10,488)
Net Investment	$86,837	$79,498

Note 5 – Net Income Per Share

Net income per share is computed based on the weighted average number of shares of stock outstanding for each period presented.  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of two amounts, basic and diluted net income per share.  Basic earnings per share calculates net income divided by the average number of shares outstanding for the period.  Diluted earnings per share calculates net income divided by the sum of the average number of shares outstanding and the number of shares of common stock which would be issued, assuming the exercise of stock options during each period using the treasury method.

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three-month periods ended March 31, 2004 and 2003:

	For the Three Months Ended March 31
(In Thousands, Except Share Data)\	2004	2003
Net income	$1,509	$2,034
Average number of common shares oustanding	7,333,058	7,182,149
Effect of dilutive options	24,060	18,821
Average number of common shares oustanding used to calculate diluted earnings per common share	7,357,118	7,200,970

Note 6 – Bank Premises and Equipment

(In Thousands)	March 31, 2004	December 31, 2003
Land	$3,801	$3,631
Buildings	17,234	15,033
Furniture and equipment	9,839	9,455
Autos under operating lease	9,682	7,195
Total cost	40,556	35,314

Less: Accumulated deprecation	(8,733)	(8,058)
Bank premises and equipment, net	$31,823	$27,256

Note 7 – Goodwill and Core Deposit Intangible

In February 2004, Sun acquired Sentry Trust Company.  The acquisition of Sentry included identifiable intangible assets in the form of a trade name intangible and customer relationship intangible which were valued by a third party.  Assumptions used in the valuation of the customer relationship intangible included, but were not limited to (1) an attrition rate of 5.0%, (2) a discount rate of 15.0%, and (3) an effective tax rate of 35%.  Assumptions used in the valuation of the trade name intangible included, but were not limited to (1) a royalty rate of 1.5%, (2) a growth rate of 3.0%, and (3) a discount rate of 20%.  The customer relationship was classified as an identifiable intangible of $2,028, while the trade name was classified as an identifiable intangible of $147.  The annual amortization for the customer relationship intangible amounts to $107 using a 19-year amortization, while the trade name intangible has been determined to have an indefinite life.

The following is a schedule of intangibles acquired and associated amortization for the three months ended March 31, 2004.

(In Thousands)	December 31, 2003	Sentry	Amortization	March 31, 2004
Goodwill	$29,848	$6,315	$—	$36,163
Core Deposit Intangible	1,912	—	(68)	1,844
Customer Relationship	1,778	2,028	(40)	3,766
Trade Name	—	147	—	147
Total	$33,538	$8,490	$(108)	$41,920

Note 8 – Borrowed Funds

(In Thousands)	March 31, 2004	December 31, 2003
Short-term Borrowings:
FHLB repurchase agreements	$4,900	$17,570
FHLB advances	—	20,000
Securities sold under agreements to repurchase	21,763	27,693
Treasury Tax and Loan Note Option	125	125
Total Short-term Borrowings	26,788	65,388

Long-term Borrowings:
FHLB advances	229,000	226,236
Subordinated debentures	18,866	18,866
Other borrowings	11,900	11,900
Total Long-term Borrowings	259,766	257,002
Total Borrowed Funds	$286,554	$322,390

The long-term FHLB advances carry significant prepayment penalties that limit the ability of Sun to reduce its debt level.  As of March 31, 2004, prepayment penalties totaled $31,643 as compared to $29,418 at December 31, 2003.

The following is a schedule of the rates and maturities for the long-term borrowings identified above. The variable rate borrowings listed consist entirely of FHLB advances that are fixed until the FHLB exercises their option to increase the rate charged when the then current rate surpasses the rate set at contract inception.  The fixed rate debt listed below also consists of subordinated debentures and reverse repurchase agreements.

(In Thousands)	March 31, 2004	December 31, 2003
Variable rate of 1.99%, maturity 2005	$2,040	$2,044
Variable rates between 4.63% and 5.04%, maturity 2008	26,058	26,063
Variable rates between 4.93% and 5.88%, maturity 2009	53,043	49,360
Variable rates between 5.86% and 6.36%, maturity 2010	98,369	99,258
Variable rate of 5.24%, maturity 2011	3,240	3,261
Variable rates between 5.08% and 5.15%, maturity 2013	46,250	46,250
Fixed rate of 6.00%, maturity 2004	789	789
Fixed rates between 1.90% and 6.00%, maturity 2005	5,489	5,489
Fixed rates between 2.42% and 6.00%, maturity 2006	4,388	4,388
Fixed rate of 2.84%, maturity 2007	3,600	3,600
Fixed rate of 10.20%, maturity 2031	16,500	16,500
Total	$259,766	$257,002

Note 9 – Employee Benefit Plans

Sun provides a defined contribution pension plan that covers substantially all employees.  Sun’s contributions are based on employee contribution and compensation.  The contributions are accrued and funded to the employee’s account once a year with the employee’s accounts once a year with a employee maintaining control over the allocation of the funds between stock and bonds.

In addition tot he defined contribution plan, Sun also has a defined benefit plan, which provides supplemental payments to certain key employees upon retirement.  The supplemental payment expense included interest of $1 for each of the three-month periods ended March 31, 2004 and 2003, respectively.  With the Guaranty acquisition in 2001 and the Steclton acquisition in 2003, Sun will also provide supplemental payments to certain former directors.  Life insurance contracts are being used to fund this supplemental payment to the former directors.  Expenses related to these plans and the carrying value of the defined plan for the three-months ended March 31, 2004 and 2003 were:

(In Thousands)

	2004	2003
Defined pension contributions	$221	$238
Supplemental payment expense for defined benefit plan	$3	$9
Defined benefit plan, carrying value	$130	$349

The estimated payments under the defined contribution pension plan and defined benefit plan for the each of the next five years ended December 31 are as follows:

(In Thousands)

December 31,	2004	2005	2006	2007	2008
Defined pension	$595	$613	$632	$651	$670
Defined benefit	$12	$12	$12	$12	$12

Note 10 – Off –Balance Sheet Risk

In the normal course of business, Sun is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit containing, in varying degrees, credit and interest rate risk exceeding the amount recognized in the balance sheet.  There were no material loss contingencies at March 31, 2004 or December 31, 2003.

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

Standby letters of credit are conditional commitments that guarantee a customer’s performance to a third party. Those guarantees are primarily issued to support borrowing arrangements and related transactions. Terms vary from one month to 24 months and may have renewal features.   Credit risk differs little from direct loans to customers.  When warranted, Sun holds collateral against those commitments.  Sun recognizes a liability for financial guarantees at the inception of the contract.  This liability is equivalent to the premium received and is amortized over the life of the guarantee.

The following represents outstanding commitments to extend credit and standby letters of credit as of March 31, 2004 and December 31, 2003:

(In Thousands)	March 31, 2004	December 31, 2003
Commitments to extend credit	$140,766	$158,291
Standy letters of credit and financial guarantees	11,675	11,356
Total credit extension commitments	$152,441	$169,647

Note 11 – Hedging Activities

Sun maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Sun’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet liabilities so that movements in interest rates do not, on a material basis, adversely affect the fair values of these liabilities. As a result of interest rate fluctuations, hedged fixed-rate liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Sun’s gains or losses on the derivative instruments that are linked to these hedged liabilities. Another result of interest rate fluctuations is that the interest expense of hedged variable-rate liabilities will increase or decrease. The effect of this variability in earnings is expected to be substantially offset by Sun’s derivative instruments that are linked to these hedged liabilities. Sun considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure to earnings from undue risk posed by changes in interest rates.

Sun uses interest rate swaps as part of the interest rate risk-management strategy. These interest rate swaps have indices related to the pricing of specific balance sheet liabilities. As a matter of policy, Sun does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. The derivative instruments entered into by Sun gives Sun the right to enter into additional interest rate swaps with the writer of the option in the event that the liabilities are repriced by the issuer.

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

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility might have on the value of a financial instrument. Sun manages the market risk associated with interest rate contracts by establishing and monitoring limits for the types and degree of risk that may be undertaken. Sun’s derivative activities are monitored by its Asset/Liability Committee as part of that committee’s oversight of Sun’s asset/liability position. The Asset/Liability Committee is responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Sun’s overall interest rate risk-management strategy.

As of March 31, 2004, Sun has used four pay-variable, receive-fixed interest rate swaps with a $100,000 total notional amount to hedge changes in the fair value of certain Federal Home Loan Bank (FHLB) long-term borrowings. The swaps also contain an embedded option to enter into an interest rate swap with opposite terms in the event the FHLB long-term borrowings convert to a variable rate. This occurrence would effectively fix the rate being paid on the borrowings at approximately the original coupon and would reduce the net interest volatility caused in a rising interest rate environment. Sun includes all components of each derivative gain or loss in the assessment of hedge effectiveness. Sun recognizes the change in fair value of the hedge and associated borrowings through the income statement within other income. The cost of the swaption is embedded within the rate of its host, the fixed to variable swap. The cost of the swaption will increase interest expense. Premiums/discounts are reflected in the rates received/paid and thus reflected in interest expense. Because this swaption is a fair value hedge, Sun reports changes in the fair value of the swaption in other income/other expense during the applicable period. For the three months ended March 31, 2004, there was a change in value recognized in the hedge and associated long-term FHLB borrowings of $2,816 to $2,340 at March 31, 2004 from $5,156 at December 31, 2003 due to the change in interest rates. Sun also recognized a reduction of $372 in interest expense on long-term FHLB borrowings as a result of the hedge transaction during the three months ended March 31, 2004.  Sun had no hedge transactions outstanding as of March 31, 2003.  A summary of Sun’s fair value hedges at March 31, 2004 follows:

				Weighted Average
	Notional			Receive	Pay	Life
(In Thousands)	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2004
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$2,340	2.65%	1.12%	6.0

Note 12 – Acquisitions

During February 2004 Sun completed the acquisition of Sentry Trust Company.  Sentry provides Sun an entry into south central Pennsylvania, while further diversifying Sun’s revenue stream.  As of March 31, 2004, Sentry had approximately $460,162 in assets under management.  Based on the guidance provided by FASB 141, Business Combinations, management believes that this transaction did not have a material effect on consolidated financial results and, therefore, does not require pro-forma presentation at this time.

The following is a summary of the purchase:

(In Thousands)	Sentry Trust
Assets acquired	$7,661
Identifiable intangible assets	2,175
Less: liabilities assumed	186
Net assets acquired	9,650
Less: purchase price	15,965
Goodwill	$6,315

Consideration paid:
Cash	$6,674
Stock	$9,291

Note 13 – Subsequent Event

On April 20, 2004, Sun announced that a definitive merger agreement was unanimously approved by the Boards of Directors of both Sun and Omega Financial Corporation (Omega).  The agreement provides that Sun be merged with and into Omega (which would survive the merger as the surviving corporation).  Pursuant to this agreement, each share of Sun common stock would be converted into either ..664 shares of Omega common stock or cash in the amount of $23.25.  Holders of Sun common stock will be entitled to elect their preference, subject to prorata allocation, such that 20% of the total deal consideration will be paid in cash, and 80% will be paid in the form of Omega common stock. The transaction is anticipated to close late in the third quarter or early in the fourth quarter of 2004.

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

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents incorporated by reference in this report, could affect the future financial results of Sun and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:

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

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun, a financial holding company, and its wholly-owned subsidiaries, SunBank, Mid-Penn Insurance Associates, Inc., Sentry Trust Company, Beacon Life Insurance Company, SUBI Investment Company, and Sun Bancorp Statutory Trust I.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with Sun’s 2003 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended March 31, 2004 and 2003

Sun’s earnings of $1,509 or $0.21 per share basic and diluted for the three months ended March 31, 2004 were $525 or $0.07 per share basic and diluted lower than the three months ended March 31, 2003.  Excluding security gains, net income for the three months ended March 31, 2004 would have increased $390 or $0.05 per share basic from the three months ended March 31, 2003.

 The earnings resulted in annualized return on average assets for the three months ended March 31, 2004 of 0.59% compared to 0.84% for the same period in 2003.  Annualized return on average equity for the three months ended March 31, 2003 was 6.87% compared to 9.87% for the three months ended March 31, 2003.

Comparative information for the three months ended March 31, 2004 and 2003 is impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. in April 2003, Steelton Bancorp in April 2003, and Sentry Trust Company in February 2004.

Net interest income increased 9.8% to $6,089 for the three months ended March 31, 2004 compared to $5,548 for the same period of 2003.  Total interest and dividend income decreased $505 to $11,883 for the three months ended March 31, 2004.  Interest and fees on loans and leases remained relatively flat with a 2.0% increase to $9,892 for the three months ended March 31, 2004 compared to the corresponding period of 2003 despite net loan and lease growth of $63,250 since March 31, 2003.  The limited growth in interest and fees on loans reflects the impact of significant loan prepayments with higher coupons and the scheduled principal payments.  Interest and dividends on available for sale securities decreased $663 or 25.1% to $1,978 for the three months ended March 31, 2004 due in part to accelerated amortization of premiums on asset backed securities caused by prepayments on the underlying assets and lower outstanding balances.   In addition, many of the higher coupon bonds in Sun’s investment portfolio that were realizing accelerated prepayments and that had a shortened average life of less than one year were sold during 2003 and the proceeds were reinvested to distribute cash flows evenly over the next three years.   Interest on deposits in banks decreased $39 or 75.0% to $13 for the three months ended March 31, 2004, primarily due to decreased interest rates. Total interest expense decreased 15.3% for the three months ended March 31, 2004, compared to the same period of 2003.  This overall decrease corresponds to a general decline in market rates and the maturity of certificates of deposits, which were written during a period of higher interest rates.  Interest on deposits decreased 24.9%, or $780 primarily due to lowered offered rates for the three months ended March 31, 2004 in comparison to rates offered during the three months ended March 31, 2003.  The decrease in aggregate interest expense outpaced the decrease in interest income.   Other borrowed funds that carried a weighted average cost of 4.90% for the three months ended March 31, 2004 as compared to 5.69% for 2003 limited the decrease in aggregate interest expense.  To alleviate the impact of the Federal Home Loan Bank (FHLB) term borrowings, the Bank entered into $100,000 total notional value interest rate swap agreements in June of 2003.

Non-interest income, excluding security gains, increased $1,092 or 45.6% to $3,486 for the three months ended March 31, 2004 as compared to the corresponding period of 2003.  Increased service charges on deposits accounted for $194 of the increase.  The increase in service charges was primarily the result of improved performance related to SunBank’s overdraft honor program, which provides overdraft protection.  This increase was also attributable to service fees on accounts obtained through the April 2003 acquisition of Steelton Bancorp.  Income from Sun’s insurance subsidiary increased $638 primarily resulting from the acquisition of Mid-Penn Insurance in April 2003.  The acquisition of Sentry Trust Company and Sun’s focus on increasing fee income resulted in growth of $113 in trust income and $141 in investment product sales. Other income increased $275 with the increase resulting from Sun entering into operating lease agreements with its customers.  The rental income generated from these leases is reported as other income.  Gains on the sale of loans decreased $227 to $34 for the three months ended March 31, 2004 as the three months ended March 31, 2003 included a gain of $160 related to a sale of a pool of SBA loans.  Sun recognized security gains of $109 for the three months ended March 31, 2004, compared to $1,496 for the corresponding period of 2003 as Sun continued to restructure the investment portfolio composition.

Non-interest expenses increased $956 or 14.6% to $7,519 for the three months ended March 31, 2004 compared to the corresponding period of 2003.  All categories of non-interest expense have been impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. and Steelton Bancorp in April 2003 and Sentry Trust Company during 2004.  Salaries and employee benefits increased $327 or 10.3% due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $98 or 11.3% due to acquisitions and, to a lesser extent, infrastructure improvements.  Other expenses increased 16.7% or $423 due to increases in normal business expenses, acquisitions, and depreciation related to operating leases.  The depreciation related to the operating leases accounted for $287 or 67.8% of the increase in other expenses.  Amortization of intangibles increased $108 due to the amortization of customer relationship intangibles from the Mid Penn Insurance and Sentry acquisitions and the amortization of core deposit intangibles from the Steelton and Mellon branch acquisition.  Refer to Note 7 for additional information regarding intangibles.

Balance Sheet – March 31, 2004 and December 31, 2003

Total assets remained relatively constant at $1,037,218 at March 31, 2004, an increase of $8,965 from $1,028,253 at December 31, 2003.  Cash and cash equivalents decreased $4,123, or 14.5% from $28,421 at December 31, 2003 as cash was utilized as a component of the consideration paid for Sentry Trust Company (cash $6,674, stock $9,291).  The investment portfolio decreased $9,221 or 4.1%, as cash flows from the portfolio were used to reduce short-term borrowing levels and also to provide cash for the Sentry acquisition.  The growth in net loans outstanding of $3,568 occurred primarily in the auto and equipment lease categories.  The allowance for loan and lease losses increased $681 and is discussed in greater detail in the Allowance for Loan and Lease Losses section of Management’s Discussion and Analysis.  The increases in fixed assets, intangibles, and other assets are the result of the previously mentioned acquisitions.

Total liabilities remained relatively constant at $947,679 at March 31, 2004 compared to $949,071 at December 31, 2003.  Total deposits increased $33,055 to $647,605, with core deposits (non-time deposits) contributing $10,900 to the increase.  Since December 31, 2003, savings and money market accounts have increased $2,162 and $12,011 respectively, while NOW accounts have decreased $3,427.  The increase in money market accounts is the result of a deposit gathering campaign that places particular emphasis on money market accounts.  Time deposit increased $22,155 from December 31, 2003 as Sun has placed emphasis on gathering time deposit with a maturity greater than two years.  Since December 31, 2003, non-interest-bearing deposits have remained stable at $69,794.  Short-term borrowings decreased $38,600 from December 31, 2003, due to the payoff of short-term FHLB borrowings.  The funds used to payoff the short-term borrowings were from the increase in deposits and a reduction of investment securities available for sale.

Sun’s total shareholders’ equity increased $10,357 from December 31, 2003 to March 31, 2004.  The increase is the result of several factors.  First, accumulated other comprehensive income increased $950 to $979 at March 31, 2004 due to an increase in the market value of Sun’s investment portfolio. Second, while net income of $1,509 increased shareholders’ equity, the increase was offset by the payment of $1,394 in dividends to shareholders during the three months ended March 31, 2004.  The final cause of the increase was the acquisition of Sentry Trust Company.  The acquisition resulted in an increase of $9,291 as Sun issued approximately a half million shares in total from authorized, non-issued, and treasury as a component of the purchase price.

Allowance for Loan and Lease Losses

Sun maintains an Allowance for Loan and Lease Losses (ALLL) in an effort to provide for losses inherent in its loan and lease portfolio. Loan and lease losses are charged against the ALLL in the period in which they have been determined uncollectible. Recoveries of previously charged-off loans and leases are credited to the ALLL when received. Management believes the ALLL is adequate as of March 31, 2004.

Sun’s methodology for calculating its ALLL consists of three components:

•  specific allocations for loans evaluated by management and deemed to have an increased level of inherent risks;

•  a general allocation, which varies for each type of homogenous loan pool within the portfolio; and qualitative factors which are discussed below.

Specific reserves are established for loans of all types that management deems to be risk-rated as Other Assets Especially Mentioned (OAEM) or lower. The allocation based on specific risk-rated credits is calculated by applying a risk factor (from 3% to 100%) against the loan based on the severity of risk-rating.  All loans are risk-rated; however, consumer loans and residential mortgages generally receive a favorable rating unless and until a history of delinquency becomes evident. Commercial loans are continuously reviewed and a specific reserve is allocated once a loan has fallen to OAEM or lower status.

Loans of all types, for which there are no specific reserves, are evaluated as a homogeneous group based on common characteristics. Management determines the general allocation by applying Sun’s charge-off rate for each loan group based on the experience of the previous five complete years and the current partial year.

Sun’s assessment of the ALLL also considers additional qualitative factors reflective of economic conditions, management’s lending policies, the nature and volume of loan portfolio changes, credit management, credit review, risk profile, classified assets, historic collection and charge-off practices, portfolio concentrations, and external factors such as competition, legal and regulatory requirements.

Sun’s loan review and underwriting process includes risk-based pricing in the loan structuring process.  Sun also utilizes a loan quality committee, comprised of members of senior management and representatives of the Board of Directors, that meets monthly overseeing overall credit quality.

Management continued to closely monitor credit quality during the first quarter of 2004. The ALLL, as a percentage of total loans and leases, increased to 1.23% at March 31, 2004 from 1.14% of total loans at December 31, 2003. The increase was due to the changing mix of loans within the portfolio and an increase in specific reserve for several watch list loans.  A significant improvement in net charge-offs compared to prior periods limited the increase in the provision for loan and lease losses.  Changes in the composition of the loan and lease portfolio affected the allocation within

ALLL. Most notably, commercial and industrial loans and real estate collateralized commercial loans, included within the real estate category, have become an increasing percentage of the overall loan portfolio as Sun has been selling new residential mortgages on the secondary market within seven days of closing. Accordingly, because commercial and industrial loans and real estate collateralized commercial loans are generally associated with a higher element of risk compared to residential mortgages, a higher percentage of the ALLL is directed toward commercial and industrial loans. Moreover, increases in auto leases have required a higher general allocation in the ALLL because of the historically higher industry wide loss rates on this type asset.

Sun’s ALLL reflects periodic provisions for loan and lease losses determined through the application of Sun’s ALLL methodology discussed above. The provision for loan and lease losses is the expense necessary to maintain the ALLL at a level adequate to encompass management’s best estimate of possible losses in the loan and lease portfolio. Management increased the provision for loan and lease losses to $435 for the three months ended March 31, 2004 compared to $405 in 2003. The provision was increased in 2004 based on a larger loan portfolio, in part due to a merger with Steelton Bancorp during 2003, due to the changing mix of loans within the portfolio as discussed above, and several watch list loans requiring an increase specific reserve.

Determining the level of the ALLL at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using information and assumptions that are often subjective and rapidly changing. Management continues to review the loan and lease portfolios in light of a changing economy and the dynamics of the banking and regulatory environment.

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

Deposits

Sun’s total deposits increased $33,055 or 5.4%, to $647,605 at March 31, 2004, compared to $614,550, at December 31, 2003.  This increase is the result of Sun’s focus on growing low cost core deposits (all deposits excluding time deposits) and building relationships with local municipalities, colleges, and businesses.  The focus on obtaining core deposits resulted in a core deposit increase of 3.2% or $10,900, to $350,220 at March 31, 2004, compared to $339,320, at December 31, 2003.  As part of this process, Sun began a marketing and pricing program to attract money market accounts during the first quarter of 2004.  The result was a $12,011 or 53.5% increase in money market accounts since December 31, 2003.  Sun also initiated a time deposit gathering campaign that places emphasis on attracting time deposits, which have a maturity greater than two years. The net result of this campaign was $22,155 or 8.0% increase during the first quarter of 2004.  Over the same time period, demand deposit, savings, and NOW accounts have remained constant with each category having less than a 3% balance fluctuation.

	March 31, 2004		December 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$69,794	10.8%	$69,640	11.3%	$154	0.2%
NOW accounts	161,376	24.9%	164,803	26.8%	(3,427)	-2.1%
Insured MMDA	34,472	5.3%	22,461	3.7%	12,011	53.5%
Savings deposits	84,578	13.1%	82,416	13.4%	2,162	2.6%
Time deposits	297,385	45.9%	275,230	44.8%	22,155	8.0%
Total deposits	$647,605	100.0%	$614,550	100.0%	$33,055	5.4%

Core deposits*	$350,220	54.1%	$339,320	55.2%	$10,900	3.2%

* Core deposits are defined as total deposits less time deposits

Time deposit totals above include certificates of deposit and other time deposits issued in amounts of $100,000 or more.  These deposits and their remaining maturities, at March 31, 2004 and December 31, 2003, are listed below:

	March 31, 2004		December 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Three months or less	$26,828	36.5%	$20,487	35.6%	$6,341	39.6%
Three through six months	6,359	8.6%	12,818	22.2%	(6,459)	-40.3%
Six through twelve months	14,239	19.3%	8,515	14.8%	5,724	35.7%
Over twelve months	26,233	35.6%	15,817	27.4%	10,416	65.0%
Total	$73,659	100.0%	$57,637	100.0%	$16,022	27.8%

Other Funding

Sun continued using borrowed funds to supplement deposits during 2004 and 2003.  At March 31, 2004, Sun had $259,766 in long term debt funding.  This funding consisted primarily of $229,000 in variable rate FHLB borrowings with maturities between 2005 and 2013.  Sun also had $11,900 in long-term repurchase agreements at March 31, 2004.  In addition, Sun had $18,866 in long term subordinated debentures, at March 31, 2004, that consisted of $16,500 in trust preferred securities with a maturity of February 22, 2031 and an initial call of February 22, 2011.  The issuer of these securities, Sun Bancorp Statutory Trust I, is a wholly owned subsidiary of the parent company and as such, Sun Bancorp fully and unconditionally guarantees these securities.  The remaining $2,366 was the result of a note issued for the purchase of Guaranty Bank, N.A., during 2001 and carries a rate of 6% and matures in 2006.

Other funding sources for short-term money include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase), Treasury Tax and Loan Note Option, repurchase agreements, and FHLB overnight borrowings.  At March 31, 2004, Sun’s short-term borrowings consisted primarily of cash management accounts in the amount of $21,763.

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

Sun’s NIM increased by 7 basis points to 2.85% for the three months ended March 31, 2004, compared to 2.78%, for the same period of 2003.  The increase is primarily the result of two actions.  The first action was the entering into four swap contracts on June 30, 2003, involving the FHLB advances.  The second action centered around Sun’s evaluation of the rates being paid on deposit accounts.  These actions countered a continued decline in yield of the loan and investment portfolios, which declined due to prepayments and scheduled payments of higher coupon paper.  As rates continued to decline throughout 2003, these payments have been reinvested in lower yielding loans and investments.

The previously mentioned swaps were entered into to partially remediate the volatility in net interest income in an up or down interest rate environment.  The contracts, which involve the FHLB advances, increased net interest income by $372 (NIM by 16 basis points) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  Embedded in each swap is an option to reverse the original swap (receive fixed-pay variable), at any time, to pay fixed-receive variable if the FHLB notifies the Bank that it is going to exercise the option to increase the Bank’s interest rate on the debt.  Thus, in a rising rate environment the Bank has locked in a fixed rate.  Despite being able to lock in a fixed rate, an upward movement in the 90-day LIBOR rate will reduce the positive NIM impact of the swap and will cause a negative NIM impact during the period that 90-day LIBOR is above 2.65% and the point at which the FHLB would reprice the debt.  Readers are encouraged to refer to Note 11 for further information on Sun’s hedging activities.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Three Months Ended
	March 31, 2004			March 31, 2003
(In Thousands)	Average Balance (1)	Interest	Rate (2)	Average Balance (1)	Interest	Rate (2)
ASSETS
Interest-earning assets:
Interest-bearing deposits	$5,997	$13	0.87%	$17,477	$52	1.21%
Loans (net of unearned income)	679,420	10,025	5.93%	605,474	9,939	6.67%
Investments:
Taxable	187,511	1,775	3.79%	219,027	2,410	4.40%
Tax-exempt	18,524	308	6.65%	19,306	351	7.26%
Total interest-earning assets	891,452	12,121	5.46%	861,284	12,752	5.99%

Noninterest-earning assets:

Cash and due from banks	24,542			19,260
Bank premises & equipment	29,180			16,147

Accrued interest and other assets	85,017			70,261
Less: Allowance for loan losses	(7,952)			(6,368)
Unamortized loan fees	338			205

Total assets	$1,022,577			$960,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:

NOW Accounts	$162,313	$198	0.49%	$156,497	$378	0.98%
Insured Money Market Accounts	26,493	63	0.96%	25,761	99	1.56%
Savings deposits	83,280	80	0.39%	78,920	192	0.99%
Time deposits	287,247	2,006	2.81%	275,963	2,458	3.61%
Short-term borrowings	40,796	90	0.89%	33,245	107	1.31%
Subordinated debentures	18,866	456	9.67%	19,655	468	9.52%
Other borrowed funds	238,158	2,901	4.90%	223,702	3,138	5.69%

Total interest-bearing liabilities	857,153	5,794	2.72%	813,743	6,840	3.41%

Noninterest-bearing liabilities and shareholders’ equity:

Demand deposits	67,045			56,204
Accrued interest and other liabilities	10,478			8,440
Shareholders’ equity	87,901			82,402
Total liabilities and shareholders’ equity	$1,022,577			$960,789

Interest rate spread			2.74%			2.58%

Net interest income/margin		$6,327	2.85%		$5,912	2.78%

(1) Average loan balances include non-accrual loans and interest income includes fees on loans.

(2) Yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

The following rate/volume analysis represents the portions of the net change in interest income due to changes in volume or rate on a tax equivalent basis using a federal income tax rate of 34%.  Changes in net interest income, for the three months ended March 31, 2004 compared to the same period in 2003, due to rate and volume have been allocated to changes due to volume and rate in proportion to the absolute amount of change in each.

	Three Months Ended March 31, 2004 Compared to 2003 Increase (Decrease)
(In Thousands)	Volume	Rate	Net Change
Interest earned on:
Interest -bearing deposits	$(34)	$(5)	$(39)
Loans	1,369	(1,283)	86
Investments:
Taxable	(347)	(288)	(635)
Tax exempt	(14)	(29)	(43)
Total interest-earning assets	974	(1,605)	(631)

Interest paid on:
NOW Accounts	19	(199)	(180)
Insured Money Market Accounts	4	(40)	(36)
Savings deposits	13	(125)	(112)
Time deposits	136	(588)	(452)
Short-term borrowings	26	(43)	(17)
Subordinated debentures	(19)	7	(12)
Other borrowed funds	249	(486)	(237)
Total interest-bearing liabilities	428	(1,474)	(1,046)
Net interest income	$546	$(131)	$415

Income and Expense Changes

The table below presents consolidated comparative changes in income and expense, and also presents changes in average asset and liability volumes.  Tax-exempt income is not shown on a tax equivalent basis.   The following table represents the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31, 2004 Compared to 2003
	Average	Volume	Income/Expense
(In Thousands)	$ Change	% Change	$ Change	% Change
Loans, net	$73,946	12.21%	$197	2.03%
Investment securities	(32,298)	(13.55)	(663)	(25.10)
Interest-bearing deposits	(11,480)	(65.69)	(39)	(75.00)
Total interest-earning assets	$30,168	3.50%	$(505)	(4.08)%

NOW Accounts	$5,816	3.72%	$(180)	(47.62)%
Insured Money Market Accounts	732	2.84	(36)	(36.36)
Savings deposits	4,360	5.52	(112)	(58.33)
Time deposits	11,284	4.09	(452)	(18.39)
Short-term borrowings	7,551	22.71	(17)	(15.89)
Subordinated debentures	(789)	(4.01)	(12)	(2.56)
Other borrowed funds	14,456	6.46	(237)	(7.55)
Total interest-bearing liabilities	$43,410	5.33%	$(1,046)	(15.29)%

Net interest income			$541	9.75%
Provision for loan and lease losses			30	7.41
Net interest income after provision for loan and lease losses			511	9.94
Service charges on deposit accounts			194	22.96
Trust income			113	51.60
Net securities gains			(1,387)	(92.71)
Investment sales			141	587.50
Bank owned life insurance			(13)	(4.00)
Insurance subsidiary			638	2,773.91
Gain on sale of loans			(227)	(86.97)
Leasing subsidiary			(29)	(9.63)
Other income			275	69.44
Total other non-interest income			(295)	(7.58)

Salaries and employee benefits			327	10.33
Net occupancy expense			55	14.36
Net furniture and equipment expenses			43	8.83
Amortization of intangibles			108	N/A
Other expenses			423	16.74
Total other non-interest expense			956	14.57
Income before income tax provision			(740)	(29.96)
Income tax provision			(215)	(49.31)
Net income			$(525)	(25.81)%

Non-interest Income

Non-interest income, excluding security gains, increased $1,092 or 45.6% to $3,486, for the three months ended March 31, 2004 compared to the corresponding period of 2003.  Increased service charges on deposits accounted for $194 of the increase.  Improved performance related to Sun’s overdraft honor program, which provides overdraft protection, was the main source of the growth.  The increase was also attributable to increased service fees from deposit accounts resulting from the April 2003 Steelton Bancorp acquisition.  In addition, income from insurance fees increased $638 primarily as the result of Sun’s acquisition of Mid-Penn Insurance in April 2003.  Income from investment product sales and trust income increased $141 and $113, respectively due in part to the acquisition of Sentry Trust Company during the first quarter of 2004 and a focus on increasing fee income.  Other income increased $275 principally due to rental income from operating leases.  Gains on sales of loans decreased $227 as the three months ended March 31, 2003 included $160 from the sale of a pool of SBA loans.  Net security gains decreased $1,387, compared to the three months ended March 31, 2003.  During the first quarter of 2003, Sun realigned its portfolio to better serve its needs in the current interest rate environment resulting in significant gains on sales during that period.

	For The Three Months Ended
	March 31, 2004		March 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charge on deposit accounts	$1,039	27.9%	$845	51.7%	$194	23.0%
Trust income	332	8.9%	219	13.4%	113	51.6%
Net security gains	109	2.9%	1,496	91.8%	(1,387)	-92.7%
Income from investment product sales	165	4.4%	24	1.5%	141	587.5%
Bank owned life insurance	312	8.4%	325	19.9%	(13)	-4.0%
Income from insurance subsidiary	661	17.7%	23	1.4%	638	2773.9%
Gain on sale of loans	34	0.9%	261	16.0%	(227)	-87.0%
Income from leasing subsidiary	272	7.3%	301	18.5%	(29)	N/A
Other income	671	18.0%	396	24.3%	275	69.4%
Total non-interest income	$3,595	96.4%	$3,890	238.5%	$(295)	-7.6%

Non-interest Expenses

Non-interest expenses increased $956 or 14.6% to $7,519, for the three months ended March 31, 2004 compared to the corresponding period of 2003.  The acquisitions of Mid-Penn Insurance, Steelton Bancorp, and Sentry significantly impacted all categories of non-interest expense for the three months ended March 31, 2004 as compared to 2003.  In the aggregate, MPI and Sentry represented $593 or 62.0% of the total increase.  Salaries and employee benefits increased $327 or 10.3%, primarily due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $98 or 11.3% due to the acquisitions and certain infrastructure improvements.  Other expenses increased $423 or 16.7% due to increases in normal business expenses, acquisitions, and depreciation expense related to Sun’s auto lease program.  Intangible amortization of $108 for the three months ended March 31, 2004 is the result of the creation of customer relationship intangibles and core deposit intangibles related to the acquisitions (Refer to Note 7 for additional information).

	For The Three Months Ended
	March 31, 2004		March 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,493	46.5%	$3,166	48.2%	$327	10.3%
Net occupancy expenses	438	5.8%	383	5.8%	55	14.4%
Furniture and equipment expenses	530	7.1%	487	7.4%	43	8.8%
Amortization of intangibles	108	1.4%	—	0.0%	108	N/A
Other expenses	2,950	39.2%	2,527	38.5%	423	16.7%
Total non-interest expense	$7,519	100.0%	$6,563	100.0%	$956	14.6%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2004, that Sun Bancorp and the SunBank meet all capital adequacy requirements to which they are subject.

     Sun is currently, and has been in the past, designated as a well-capitalized institution.  Shareholders’ equity increased $10,357 to $89,539, at March 31, 2004, from $79,182, at December 31, 2003.  This increase is attributable to the acquisition of Sentry Trust Company which resulted in an increase of $9,291 as Sun issued approximately a half million shares from treasury and authorized shares as a component of the purchase.

	Actual		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Ratio
As of March 31, 2004:
Total Risk-Based Capital
Sun Bancorp	$73,940	9.6%	N/A
SunBank	$83,802	10.9%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$63,139	8.2%	N/A
SunBank	$75,367	9.8%	6.0%
Leverage Ratio
Sun	$63,139	6.4%	N/A
SunBank	$75,367	7.7%	5.0%

As of December 31, 2003:
Total Risk-Based Capital
Sun Bancorp	$73,984	9.9%	N/A
SunBank	$76,880	10.3%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$63,864	8.5%	N/A
SunBank	$69,126	9.2%	6.0%
Leverage Ratio
Sun Bancorp	$63,864	6.4%	N/A
SunBank	$69,126	6.9%	5.0%

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

On April 20, 2004, Sun announced that a definitive merger agreement was unanimously approved by the Boards of Directors of both Sun and Omega Financial Corporation.  Please refer to Note 13 for further information on Sun’s merger with Omega Financial Corporation.

The following tables set forth Selected Financial Data for each of the past five quarters:

	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	3/31/2004	12/31/2003	9/30/2003	6/30/2003	3/31/2003
Financial Condition Data:
General
Total assets	$1,037,218	$1,028,253	$1,033,917	$1,027,414	$1,004,753
Loans, net	675,791	672,223	663,339	646,604	612,541
Intangibles	41,920	33,538	33,981	34,032	23,345
Total deposits	647,605	614,550	651,512	648,429	598,067
Non interest bearing	69,794	69,640	66,118	64,671	57,649

Savings	84,578	82,416	88,106	89,806	81,321
NOW	161,376	164,803	170,001	163,018	156,649
Money Market	34,472	22,461	26,726	27,887	27,548
Time Deposits	297,385	275,230	300,561	303,047	274,900
Total interest bearing deposits	577,811	544,910	585,394	583,758	540,418

Core deposits*	350,220	339,320	350,951	345,382	323,167
Trust preferred securities & subordinated debt	18,866	18,866	18,866	18,866	19,655
Shareholders’ equity	89,539	79,182	79,015	81,037	80,035
Trust assets under management	588,642	162,150	148,144	148,156	151,065

Asset Quality

Non-performing assets	$6,033	$5,203	$4,596	$4,592	$4,714
Non-performing assets to total assets	0.58%	0.51%	0.44%	0.45%	0.47%
Allowance for loan losses	8,435	7,754	7,229	7,342	6,478
Allowance for loan losses to total loans	1.23%	1.14%	1.08%	1.12%	1.05%
Allowance for loan losses to non-performing loans	175.77%	194.97%	201.48%	204.57%	167.04%
Non-performing loans to total loans	0.70%	0.58%	0.54%	0.55%	0.63%

Capitalization - Bancorp

Shareholders’ equity to total assets	8.63%	7.70%	7.64%	7.89%	7.97%

* Core deposits are defined as total deposits less time deposits

	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	3/31/2004	12/31/2003	9/30/2003	6/30/2003	3/31/2003

Operating Data

Net income	$1,509	$983	$1,821	$1,690	$2,034
Net interest income	6,089	5,829	5,973	5,924	5,548
Provision for loan losses	435	405	405	405	405
Non-interest income	3,595	3,065	3,728	3,547	3,890
Non-interest expense	7,519	7,634	7,155	7,141	6,563

Performance Statistics

Net interest margin	2.85%	2.69%	2.70%	2.69%	2.78%
Annualized return on average assets	0.59%	0.38%	0.70%	0.66%	0.84%
Annualized return on average equity	6.87%	4.99%	9.15%	8.30%	9.87%
Annualized net loan charge-offs to avg loans	-0.14%	-0.07%	0.31%	0.15%	0.09%
Net charge-offs (recoveries)	(246)	(120)	517	234	133
Efficiency ratio	77.4	80.9	78.9	83.7	82.6
Net income per employee	5	3	6	6	7

Per Share Data

Basic earnings per share	$0.21	$0.14	$0.25	$0.23	$0.28
Diluted earnings per share	0.21	0.14	0.25	0.23	0.28
Dividend declared per share	0.1815	0.1815	0.1815	0.1815	0.1650
Book value	11.66	11.03	11.01	11.24	11.17
Common stock price:
High	20.28	21.29	22.14	22.48	20.50
Low	17.87	18.36	17.80	19.60	18.01
Close	19.50	18.96	18.22	20.13	19.51
Weighted average common shares:
Basic	7,333	7,179	7,189	7,211	7,182
Fully Diluted	7,357	7,203	7,214	7,242	7,201
End-of-period common shares:
Issued	7,679	7,320	7,319	7,319	7,317
Treasury	—	141	141	111	149

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

To minimize interest income volatility, on June 30, 2003 Sun entered into four pay-variable receive-fixed interest rate swaps ($100,000 notional total) to hedge changes in fair value of certain FHLB long-term borrowings (other borrowed funds).  The swaps also contain an embedded option to reverse the swap to pay-fixed receive-variable in the event that the FHLB long-term borrowings reprice and become variable rate.  The exercise of the option would effectively fix the rate Sun pays on the borrowings at approximately the original coupon and would reduce the net interest income volatility caused in an increasing interest rate environment.  Sun includes all components of each derivatives gain or loss in the assessment of hedge effectiveness.  Sun recognizes the change in fair value of the hedge and associated borrowings through the income statement.  There was a change in value recognized in the hedge and associated long-term FHLB borrowings of $2,816 to $2,340 at March 31, 2004 from $5,156 at December 31, 2003, due to the mark to market adjustment. The change in value of the FHLB borrowings is included within long-term borrowings, while the change in the swap value is included within accrued interest and other liabilities.   Sun also

recognized a reduction of $372 in interest expense on long-term FHLB borrowings during the three months ended March 31, 2004 as a result of the hedge transaction.  A summary of Sun’s fair value hedges appears below:

(In Thousands)

				Weighted Average
	Notional			Receive	Pay	Life
March 31, 2004	Amount	Asset	Liability	Rate	Rate	(Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$2,340	2.65%	1.12%	6.0

				Weighted Average
	Notional			Receive	Pay	Life
December 31, 2003	Amount	Asset	Liability	Rate	Rate	(Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$5,156	2.65%	1.13%	6.3

Rate Shock at March 31, 2004 for the Next Twelve Months:

	Parallel rate shock in basis points (bp)
(In Thousands)	-100bp	0bp	+100bp	+200bp	+300bp
Net interest income:	$19,433	$21,561	$22,389	$22,805	$23,078
Percent change from flat:	-9.87%	0.00%	3.84%	5.77%	7.04%

Rate Shock at December 31, 2003 for the Next Twelve Months:

	Parallel rate shock in basis points (bp)
(In Thousands)	-100bp	0bp	+100bp	+200bp	+300bp
Net interest income:	$19,695	$21,947	$22,520	$22,561	$22,475
Percent change from flat:	-10.26%	0.00%	2.61%	2.80%	2.41%

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

Reference is also made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk in Sun’s Annual Report on Form 10-K for the year 2003.

Item 4 – Controls and Procedures

Management maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation was carried out under the supervision and with the participation of the Sun’s management, including the Principal Executive Officer and Principal Financial Officer of the effectiveness of Sun’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Sun’s management, including the Principal Executive Officer and Principal Financial Officer has concluded that Sun’s disclosure controls and procedures are effective.  No significant changes were made to Sun’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

SUN BANCORP, INC.

FORM 10-Q

PART II

Items 1, 3, and 4 – Omitted pursuant to instructions to Part II

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of Sun’s common stock conducted by Sun during the three months ended March 31, 2004.  During this period, Sun utilized its treasury stock holding as a portion of the consideration paid for the acquisition of Sentry Trust Company.

Item 5 – Other Information

There were no material changes to the procedures by which a shareholder may recommend nominees to Sun’s Board of Directors.

Item 6 – Exhibits and Reports on Form 8-K

a.                                 On January 21, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the operating results for the three and twelve months ended December 31, 2003

b.                                On January 30, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the declaration of the first quarter cash dividend of $0.1815 per share.

c.                                 On March 1, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the completion of the acquisition of Sentry Trust Company.

d.                                On March 26, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing an Employment Agreement between Maureen M. Bufalino, the Registrant, SunBank, and SUBI Services, dated January 12, 2004.

e.                                 Exhibits

2                                    Agreement and Plan of Merger by and between Omega Financial Corporation and Sun Bancorp, Inc. dated April 20, 2004 is incorporated by reference to Exhibit 2.1 to the Form 8-K filed April 22, 2003 (Commission File Number 0-14745)

3(i)                         The Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed July 1, 2003 (Commission File Number 0-14745).

3(ii)                      The By-Laws, as amended and restated are incorporated herein by reference to Exhibit 3 (iii) to the Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.1               Employment Agreement between Robert J. McCormack, the Registrant and SunBank dated October 31, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.2               Employment Agreement between Thomas W. Bixler, the Registrant and SunBank dated November 3, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.3               Employment Agreement between Sandra Miller, the Registrant and SunBank dated October 24, 2002 is incorporated by reference to Form 8-K filed March 20, 2003 (Commission File Number 0-14745).

10.4               Employment Agreement between Maureen M. Bufalino, the Registrant, SunBank, and SUBI Services, LLC dated January 12, 2004 is incorporated by reference to Form 8-K filed March 26, 2004 (Commission File Number 0-14745).

10.5               Employment Agreement between Wilmer D. Leinbach, the Registrant, SunBank, and SUBI Services, LLC dated January 28, 2003 is incorporated by reference to Form 8-K filed July 1, 2003 (Commission File Number 0-14745).

10.6               Employment Agreement between David M. Diffenderffer, the Registrant, SunBank, and SUBI Services, LLC dated January 12, 2004 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.7               Employment Agreement between James P. Radick, the Registrant, SunBank, and SUBI Services, LLC dated January 12, 2004 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.8               Employment Agreement between Byron M. Mertz III, the Registrant, SunBank, and SUBI Services, LLC dated January 12, 2004 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.9               Employment Agreement between Gary Cook, the Registrant, SunBank, and Bank Capital Services Corporation dated December 17, 2002 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.10         Employment Agreement between Carol Phillips, the Registrant, SunBank, and Bank Capital Services Corporation dated December 17, 2002 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.11         Employment Agreement between Christopher J. Fellon, the Registrant, SunBank, and Mid-Penn Insurance Associates dated December 23, 2002 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.12         Employment Agreement between Cheryl A. Zellers, the Registrant, SunBank, and Mid-Penn Insurance Associates dated December 23, 2002 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.13         Employment Agreement between Daniel R. Geise, the Registrant, SunBank, and Mid-Penn Insurance Associates dated December 23, 2002 is incorporated by reference to Form 10-K filed March 15, 2004 (Commission File Number 0-14745).

10.14         Employment Agreement between Charles E. Nelson, the Registrant, SunBank, SUBI Services, LLC, and Sentry Trust Company dated April 23, 2003 is incorporated by reference to Exhibit 2 to Appendix A to the proxy statement prospectus on Sun’s Registration Statement on Form S-4 filed January 23, 2004 (Registration Statement no. 333-107944).

10.15         Employment Agreement between Carole L. Crist, the Registrant, SunBank, SUBI Services, LLC, and Sentry Trust Company dated April 23, 2003 is incorporated by reference to Exhibit 3 to Appendix A of the proxy statement prospectus on Sun’s Registration Statement on Form S-4 filed January 23, 2004 (Registration Statement no. 333-107944).

10.16         Employment Agreement between Randy L. Martin, the Registrant, SunBank, SUBI Services, LLC, and Sentry Trust Company dated April 23, 2003 is incorporated by reference to Exhibit 4 to Appendix A of the proxy statement prospectus on Sun’s Registration Statement on Form S-4 filed January 23, 2004 (Registration Statement no. 333-107944).

10.17         1998 Stock Incentive Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed on August 12, 1998 (Registration Statement No. 333-61237).

10.18         1998 Independent Directors Stock Option Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed on August 12, 1998 (Registration Statement No. 333-61241).

10.19         1998Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 of Sun’s Registration Statement on Form S-8 filed on August 12, 1998 (Registration Statement No. 333-61249).

10.20         Consulting Agreement between Sun Bancorp, Inc. and Sidney M Palmer is incorporated by reference to Appendix B to the proxy statement prospectus on Sun’s Registration Statement on Form S-4 filed on January 23, 2004 (Registration Statement No. 333-107944)

11                        Statement re: Computation of Earnings Per Share can be referenced in Note 5 of the Consolidated Statements in this Report

31.1               Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1               Certification of principal executive officer or principal financial officer pursuant to 18U.S.C. Section 1350.

32.2               Certification of principal executive officer or principal financial officer pursuant to 18U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.

Date	May 7, 2004	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James P. Radick
James P. Radick
Senior Vice President of Finance
(Principal Financial Officer)