Form 10-Q
period 2004-06-30
SUN BANCORP INC
filed 2004-08-06
CIK 713975

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the quarterly period ended June 30, 2004

or

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

Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, No Par Value	7,707,998
Class	Outstanding Shares At July 30, 2004

SUN BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

SUN BANCORP, INC.

FORM 10-Q

PART I

Item 1.  Financial Statements

SUN BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2004	December 31, 2003

ASSETS

Cash and due from other financial institutions	$22,482	$27,021
Interest-bearing deposits in other financial institutions	2,263	1,400
Total cash and cash equivalents	24,745	28,421

Investment securities, available for sale, at fair market value	229,601	223,209

Loans and leases, net of unearned income	675,197	679,977
Less: allowance for loan and lease losses	8,734	7,754
Loans and leases, net	666,463	672,223

Bank premises and equipment, net	32,413	27,256
Goodwill	36,163	29,848
Intangibles with finite lives	5,484	3,690
Intangibles, other	147	—
Accrued interest	3,352	3,378
Bank-owned life insurance	33,817	33,174
Other assets	13,492	7,054
Total assets	$1,045,677	$1,028,253

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2004	December 31, 2003

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$67,195	$69,640
Interest-bearing	577,242	544,910
Total deposits	644,437	614,550

Short-term borrowings	43,633	65,388
Long-term borrowings, Federal Home Loan Bank	224,110	226,236
Long-term borrowings, other	11,900	11,900
Subordinated debentures	18,078	18,866
Accrued interest and other liabilities	17,786	12,131
Total liabilities	959,944	949,071

Commitments and contingencies (note 10)

Shareholders’ equity:

Common stock, no par value; 50,000,000 authorized shares: issued 7,704,826 shares in 2004 and 7,320,225 shares in 2003	92,413	85,386
Retained earnings (deficit)	(3,784)	(3,728)
Accumulated other comprehensive income, net of taxes	(2,896)	29
Less: Treasury stock, at cost,
140,922 shares in 2003	—	(2,505)
Total shareholders’ equity	85,733	79,182
Total liabilities and shareholders’ equity	$1,045,677	$1,028,253

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands, Except Share Data)	2004	2003	2004	2003
Interest and dividend income:
Loans and leases, including fees	$9,733	$10,347	$19,625	$20,042
Investment securities
Taxable	1,718	2,251	3,447	4,550
Tax-exempt	179	214	382	445
Dividends	44	95	90	206
Deposits in other financial institutions	20	39	33	91

Total interest and dividend income	11,694	12,946	23,577	25,334

Interest expense:
Deposits	2,465	3,071	4,812	6,198
Short-term borrowings	60	140	150	247
Long-term borrowings	2,899	3,346	5,800	6,484
Subordinated debentures	453	465	909	933

Total interest expense	5,877	7,022	11,671	13,862

Net interest income	5,817	5,924	11,906	11,472

Provision for loan and lease losses	450	405	885	810

Net interest income, after provision for loan & lease losses	$5,367	$5,519	$11,021	$10,662

	For The Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands, Except Share Data)	2004	2003	2004	2003
Non-interest income:
Service charges on deposit accounts	$1,057	$983	$2,096	$1,828
Trust income	564	203	896	422
Net security gains	502	1,001	611	2,497
Investment product sales	246	78	411	102
Bank-owned life insurance	331	317	643	642
Insurance subsidiary	469	340	1,130	363
Net gain on sale of loans	62	43	96	304
Leasing fees	253	262	525	563
Other income	798	320	1,469	716

Total non-interest income	4,282	3,547	7,877	7,437

Non-interest expense:
Salaries and employee benefits	3,677	3,415	7,170	6,581
Net occupancy expenses	442	332	880	715
Furniture and equipment expenses	547	503	1,077	990
Amortization of intangibles with finite lives	126	38	234	38
Other expenses	3,452	2,853	6,402	5,380

Total non-interest expense	8,244	7,141	15,763	13,704

Income before income tax provision	1,405	1,925	3,135	4,395

Income tax provision	179	235	400	671

Net income	$1,226	$1,690	$2,735	$3,724

Net income per share – Basic	$0.16	$0.23	$0.36	$0.52
Net income per share – Diluted	$0.16	$0.23	$0.36	$0.52
Dividends declared	$0.1815	$0.1815	$0.3630	$0.3465
Weighted average shares outstanding - basic	7,689,708	7,210,518	7,511,383	7,196,333
Weighted average shares outstanding - diluted	7,721,239	7,241,897	7,533,030	7,219,243

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Shareholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2003	7,320	$85,386	$(3,728)	$29	$(2,505)	$79,182
Comprehensive income:
Net income	—	—	2,735	—	—	2,735
Unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(2,925)	—	(2,925)
Total comprehensive income						(190)

Stock issued:
Employee benefit plans	26	242	—	—	—	242
Purchase of Sentry Trust Company (141 treasury shares)	359	6,785	—	—	2,505	9,290
Cash dividends declared, $.3630 per share	—	—	(2,791)	—	—	(2,791)
Balance, June 30, 2004	7,705	$92,413	$(3,784)	$(2,896)	$—	$85,733

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	7,299	$84,591	$(5,159)	$3,578	$(1,763)	$81,247
Comprehensive income:
Net income	—	—	3,724	—	—	3,724
Unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	(2,053)	—	(2,053)
Total comprehensive income						1,671

Stock issued:
Employee benefit plans	20	259	—	—	—	259
Purchase of Bank Capital Services Corporation (25,109 treasury shares)	—	121	—	—	351	472
Purchase of Mid-Penn Insurance Associates, Inc. (85,936 treasury shares)	—	396	—	—	1,329	1,725
Purchase of treasury stock (95,250 shares)	—	—	—	—	(1,841)	(1,841)
Cash dividends declared, $.3465 per share	—	—	(2,496)	—	—	(2,496)
Balance, June 30, 2003	7,319	$85,367	$(3,931)	$1,525	$(1,924)	$81,037

SUN BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(In Thousands)	2004	2003
Cash flows from operating activities:
Net income	$2,735	$3,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	885	810
Depreciation	786	512
Amortization of intangibles	234	38
Accretion of discount on acquired liabilities	(102)	—
Amortization and accretion of premium and discounts on investment securities available for sale	769	669
Net gain on sale of investment securities available for sale	(611)	(2,497)
Proceeds from loan sales	6,453	13,135
Mortgage loans originated for resale	(6,713)	(12,870)
Net gain on sale of loans	(96)	(304)
Decrease in other assets and liabilities, net	(2,365)	(9,952)
Net cash provided by (used in) operating activities	1,975	(6,735)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	49,486	73,985
Proceeds from maturities, calls, and prepayments of investment securities available for sale	27,306	63,929
Purchases of investment securities available for sale	(83,188)	(135,061)
Net cash used in acquisitions	(5,888)	(131)
Net decrease (increase) in loans and leases	5,231	(14,120)
Capital expenditures	(3,393)	(1,957)
Net cash used in investing activities	(10,446)	(13,355)

Cash flows from financing activities:
Net increase in deposits	29,887	24,452
Net decrease in short-term borrowings	(21,755)	(5,404)
Proceeds from long-term borrowings, other	—	11,900
Repayment of long term borrowings, FHLB	—	(1,137)
Repayment of subordinated debentures	(788)	(789)
Cash dividends paid	(2,791)	(2,496)
Proceeds from sale of stock for employee benefits program	242	259
Purchase of treasury stock	—	(1,841)
Net cash (used in) provided by financing activities	4,795	24,944

Net (decrease) increase in cash and cash equivalents	(3,676)	4,854
Cash and cash equivalents at beginning of period	28,421	41,569
Cash and cash equivalents at end of period	$24,745	$46,423
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest expense on deposits and borrowings	$12,468	$14,245

Income taxes	—	—

Loans with an estimated value of  $424 were reclassified to foreclosed assets held for sale during the six-month period ended June 30, 2003 with no loans reclassified during the six-month period ended June 30, 2004

The accompanying notes are an integral part of these financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Interim Presentation

The consolidated financial statements include the accounts of Sun Bancorp, Inc. (“Sun”), the parent company, and its wholly-owned subsidiaries: SunBank, Mid-Penn Insurance Associates, Inc., SUBI Investment Company, and Beacon Life Insurance Company.  Sun also holds thirty percent ownership in Sun Abstract and Settlement Services.  SunBank’s wholly owned subsidiaries are Sentry Trust Company, Sun Investment Services, Inc., SUBI Services LLC, and Bank Capital Services Corporation.  The transactions of Beacon Life Insurance Company and Sun Abstract and Settlement Services are not material to the consolidated financial statements.  The parent and subsidiaries are reported as one unit within the financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles.  These statements should be read in conjunction with the notes to the audited financial statements contained in the 2003 Annual Report to Shareholders.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Sun applies Accounting Principles Board Opinion Number 25 and related interpretations to account for its common stock plans.  Accordingly, Sun does not recognize compensation expense under these plans when the options are granted.  Had compensation expense been determined based on fair values at the grant dates (pursuant to SFAS 123), Sun’s net income and basic earnings per share for the three and six months ended June 30, 2004 and 2003 would have been:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In Thousands, Except per Share Data)	2004	2003	2004	2003
Net income:
As reported	$1,226	$1,690	$2,735	$3,724
Pro forma	$1,254	$1,836	$3,030	$3,867

Earnings per share - Basic
As reported	$0.16	$0.23	$0.36	$0.52
Pro forma	$0.16	$0.25	$0.40	$0.54

Note 3 – Investment Securities

SunBank holds one bond within other corporate obligations that has experienced an 11% unrealized loss at June 30, 2004 and a 12% unrealized loss at December 31, 2003.  The amortized cost of the bond was $208 and $236 at June 30, 2004 and December 31, 2003, respectively.  Management believes this unrealized loss is temporary in nature and will not effect the performance of the bond.  There are no other investments with an unrealized loss greater than one year as of June 30, 2004.

The amortized cost and fair value of investment securities available for sale, at June 30, 2004 and December 31, 2003, were as follows:

(In Thousands)	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - Pass through	$79,351	$216	$(1,916)	$77,651
Mortgage - Other	82,413	88	(1,767)	80,734
Agency obligations	41,943	—	(517)	41,426
Obligations of states and political subdivisions	7,579	54	(147)	7,486
Other corporate	9,361	13	(410)	8,964
Total debt securities	220,647	371	(4,757)	216,261

Equity securities:
Marketable equity securities	330	—	—	330
Restricted equity securities	13,010	—	—	13,010
Total equity securities	13,340	—	—	13,340

Total	$233,987	$371	$(4,757)	$229,601

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities:
Mortgage - Pass through	$84,935	$407	$(559)	$84,783
Mortgage - Other	101,393	263	(992)	100,664
Agency obligations	3,190	11	(73)	3,128
Obligations of states and political subdivisions	17,654	1,030	(62)	18,622
Other corporate	1,206	48	(29)	1,225
Total debt securities	208,378	1,759	(1,715)	208,422

Equity securities:
Marketable equity securities	330	—	—	330
Restricted equity securities	14,457	—	—	14,457
Total equity securities	14,787	—	—	14,787

Total	$223,165	$1,759	$(1,715)	$223,209

Note 4 – Loans

The balances for principal loan categories were as follows:

(In Thousands)	June 30, 2004	December 31, 2003

Real estate – mortgage	$313,232	$373,068
Real estate - construction	11,160	32,157
Agricultural	93	268
Commercial and industrial	156,979	96,028
Lease – auto	89,218	80,582
Lease – equipment	10,768	9,404
Individual	103,779	98,193
Other	231	321
Total	685,460	690,021

Less:
Unearned income & deferred loan fees	(10,759)	(10,541)
Unamortized net discount/premium on purchased loans	496	497
ALLL	(8,734)	(7,754)
Net Loans	$666,463	$672,223

Net Investment in Direct Financing Leases:

(In Thousands)

	June 30, 2004	December 31, 2003
Minimum lease payments receivable	$60,355	$55,684
Residual values	39,631	34,301
Unearned income under lease contracts	(10,672)	(10,488)
Net Investment	$89,314	$79,497

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

The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options for the three and six-month periods ended June 30, 2004 and 2003:

(In Thousands, Except Share Data)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Net income	$1,226	$1,690	$2,735	$3,724
Average number of common shares oustanding	7,689,708	7,210,518	7,511,383	7,196,333
Effect of dilutive options	31,531	31,379	21,647	22,910
Average number of common shares oustanding used to calculate diluted earnings per common share	7,721,239	7,241,897	7,533,030	7,219,243

Note 6 – Bank Premises and Equipment

(In Thousands)	June 30 2004	December 31, 2003

Land	$3,801	$3,631
Buildings	17,507	15,033
Furniture and equipment	9,931	9,455
Autos under operating lease	10,603	7,195
Total cost	41,842	35,314

Less: Accumulated deprecation	(9,429)	(8,058)
Bank premises and equipment, net	$32,413	$27,256

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

The following is a schedule of intangibles acquired and associated amortization for the six months ended June 30, 2004.

		Acquired
(In Thousands)	December 31, 2003		Sentry			Amortization	June 30, 2004
Goodwill	$29,848	—	$6,315	—	—	$—	$36,163
Core Deposit Intangible	1,912	—	—	—	—	(137)	1,775
Customer Relationship	1,778	—	2,028	—	—	(97)	3,709
Trade Name	—	—	147	—	—	—	147
Total	$33,538	—	$8,490	—	—	$(234)	$41,794

		Acquired
	December 31, 2002	Bank Capital	MPI	Steelton	CDI Reclass	Amortization	December 31, 2003
Goodwill	$22,924	$421	$1,453	$6,616	$(1,566)	$—	$29,848
Core Deposit Intangible	—	—	—	791	1,566	(445)	1,912
Customer Relationship	—	—	1,864	—	—	(86)	1,778
Total	$22,924	$421	$3,317	$7,407	$—	$(531)	$33,538

Note 8 – Borrowed Funds

(In Thousands)	June 30, 2004	December 31, 2003

Short-term Borrowings:
FHLB repurchase agreements	$23,910	$17,570
FHLB advances	—	20,000
Securities sold under agreements to repurchase	19,601	27,693
Treasury Tax and Loan Note Option	122	125
Total Short-term Borrowings	43,633	65,388

Long-term Borrowings:
FHLB advances	224,110	226,236
Subordinated debentures	18,078	18,866
Other borrowings	11,900	11,900
Total Long-term Borrowings	254,088	257,002
Total Borrowed Funds	$297,721	$322,390

The long-term Federal Home Loan Bank (“FHLB”) advances carry significant prepayment penalties that limit the ability of Sun to reduce its debt level.  As of June 30, 2004, prepayment penalties totaled $19,387 as compared to $29,418 at December 31, 2003.

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

(In Thousands)	June 30, 2004	December 31, 2003
Variable rate of 1.99%, maturity 2005	$2,037	$2,044
Variable rates between 4.63% and 5.04%, maturity 2008	26,053	26,063
Variable rates between 4.93% and 5.88%, maturity 2009	51,846	49,360
Variable rates between 5.86% and 6.36%, maturity 2010	94,705	99,258
Variable rate of 5.24%, maturity 2011	3,220	3,261
Variable rates between 5.08% and 5.15%, maturity 2013	46,250	46,250
Fixed rate of 6.00%, maturity 2004	—	789
Fixed rates between 1.90% and 6.00%, maturity 2005	5,489	5,489
Fixed rates between 2.42% and 6.00%, maturity 2006	4,388	4,388
Fixed rate of 2.84%, maturity 2007	3,600	3,600
Fixed rate of 10.20%, maturity 2031	16,500	16,500
Total	$254,088	$257,002

Note 9 – Employee Benefit Plans

Sun provides a defined contribution pension plan that covers substantially all employees. Sun’s contributions are based on employee contributions and compensation. The contributions are accrued and funded to the employee’s account once a year with the employee maintaining control over the allocation of the funds between stocks and bonds.

In addition to the defined contribution plan, Sun also has a defined benefit plan, which provides supplemental payments to certain key employees upon retirement. The supplemental payment expense included interest of $1 for each of the three-month periods and $2 for each of the six-month periods ended June 30, 2004 and 2003, respectively. With the Guaranty Bank acquisition in 2001 and the Steelton Bancorp acquisition in 2003, Sun will also provide supplemental payments to certain former directors. Life insurance contracts are being used to fund this supplemental payment to the former directors. Expenses related to these plans and the carrying value of the defined benefit plan for the three and six-month periods ended June 30, 2004 and 2003 were:

(In Thousands)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Defined pension contributions	$253	$210	$474	$448
Supplemental payment expense for defined benefit plan	$3	$9	$6	$18
Defined benefit plan, carrying value	$133	$309	$133	$309

The estimated payments under the defined contribution pension plan and defined benefit plan for each of the next five years ended December 31 are as follows:

(In Thousands) December 31,	2004	2005	2006	2007	2008
Defined pension	$595	$613	$632	$651	$670
Defined benefit	$12	$12	$12	$12	$12

Note 10 – Off –Balance Sheet Risk

In the normal course of business, Sun is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit containing, in varying degrees, credit and interest rate risk exceeding the amount recognized in the balance sheet.  There were no material loss contingencies at June 30, 2004 or December 31, 2003.

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

The following represents outstanding commitments to extend credit and standby letters of credit as of June 30, 2004 and December 31, 2003:

(In Thousands)	June 30, 2004	December 31, 2003
Commitments to extend credit	$140,267	$158,291
Standy letters of credit and financial guarantees	11,582	11,356
Total credit extension commitments	$151,849	$169,647

Note 11 – Hedging Activities

Sun maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Sun’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet liabilities so that movements in interest rates do not, on a material basis, adversely affect the fair values of these liabilities. As a result of interest rate fluctuations, hedged fixed-rate liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Sun’s gains or losses on the derivative instruments that are linked to these hedged liabilities. Another result of interest rate fluctuations is that the interest expense of hedged variable-rate liabilities will increase or decrease. The effect of this variability in earnings is expected to be substantially offset by Sun’s derivative instruments linked to these hedged liabilities. Sun considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure to earnings from undue risk posed by changes in interest rates.

Sun uses interest rate swaps as part of the interest rate risk-management strategy. These interest rate swaps have indices related to the pricing of specific balance sheet liabilities. As a matter of policy, Sun does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. The derivative instruments entered into by Sun gives Sun the right to enter into additional interest rate swaps with the writer of the option in the event the liabilities are repriced by the issuer.

By using derivative instruments, Sun exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Sun’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes Sun, thus creating a credit risk for Sun. When the fair value of a derivative contract is negative, Sun owes the counterparty and, therefore, assumes no credit risk. Sun minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by Sun Asset/Liability Committee.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility might have on the value of a financial instrument. Sun manages the market risk associated with interest rate contracts by establishing and monitoring limits for the types and degree of risk that may be undertaken. Sun’s derivative activities are monitored by its Asset/Liability Committee as part of the committee’s oversight of Sun’s asset/liability position. The Asset/Liability Committee is responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Sun’s overall interest rate risk-management strategy.

As of June 30, 2004, Sun has used four pay-variable, receive-fixed interest rate swaps with a $100,000 total notional amount to hedge changes in the fair value of certain Federal Home Loan Bank (FHLB) long-term borrowings. The swaps also contain an embedded option to enter into an interest rate swap with opposite terms in the event the FHLB long-term borrowings convert to a variable rate. This occurrence would effectively fix the rate being paid on the borrowings at approximately the original coupon and would reduce the net interest volatility caused in a rising interest rate environment. Sun includes all components of each derivative gain or loss in the assessment of hedge effectiveness. Sun recognizes the change in fair value of the hedge and associated borrowings through the income statement within other income. The cost of the swaption is embedded within the rate of its host, the fixed to variable swap. The cost of the swaption will increase interest expense. Premiums/discounts are reflected in the rates received/paid and thus reflected in interest expense. Because this swaption is a fair value hedge, Sun reports changes in the fair value of the swaption in other income/other expense during the applicable period. For the six months ended June 30, 2004, there was a change in fair value recognized in the hedge and designated long-term FHLB borrowings of $2,024 to $7,180 at June 30, 2004 from $5,156 at December 31, 2003 due to the change in interest rates. Sun also recognized a reduction of $370 and $742 in interest expense on long-term FHLB borrowings as a result of the hedge transaction during the three and six-month periods ended June 30, 2004, respectively.  There was no interest expense reduction during the six months ended June 30, 2003.  A summary of Sun’s fair value hedges at June 30, 2004 is as follows:

(In Thousands)				Weighted Average
June 30, 2004	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$7,180	2.65%	1.17%	5.8

				Weighted Average
December 31, 2003	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$5,156	2.65%	1.13%	6.3

Note 12 – Acquisitions

During February 2004 Sun completed the acquisition of Sentry Trust Company.  Sentry provides Sun an entry into south central Pennsylvania and further diversifying Sun’s revenue stream.  As of March 31, 2004, Sentry had approximately $460,162 in assets under management.  Based on the guidance provided by FASB 141, Business Combinations, management believes that this transaction did not have a material effect on consolidated financial results and, therefore, does not require pro-forma presentation at this time.

The following is a summary of the purchase:

(In Thousands)	Sentry Trust
Assets acquired	$7,661
Identifiable intangible assets	2,175
Less: liabilities assumed	186
Net assets acquired	9,650
Less: purchase price	15,965
Goodwill	$6,315

Consideration paid:
Cash	$6,674
Stock	$9,291

Note 13 – Merger Agreement

On April 20, 2004, Sun announced that a definitive merger agreement was unanimously approved by the Boards of Directors of both Sun and Omega Financial Corporation (Omega).  The agreement provides that Sun be merged with and into Omega (which would survive the merger as the surviving corporation).  Pursuant to this agreement, each share of Sun common stock would be converted into either .664 shares of Omega common stock or cash in the amount of $23.25.  Holders of Sun common stock will be entitled to elect their preference, subject to the limitations set forth in the merger agreement that 20% of the total deal consideration will be paid in cash, and 80% will be paid in the form of Omega common stock. The transaction is anticipated to close late in the third quarter or early in the fourth quarter of 2004.

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

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for Sun, a financial holding company, and its wholly-owned subsidiaries, SunBank, Mid-Penn Insurance Associates, Inc., Sentry Trust Company, Beacon Life Insurance Company, and SUBI Investment Company.  Sun Bancorp, Inc. also holds thirty percent ownership in Sun Abstract and Settlement Services.  SunBank’s wholly owned subsidiaries are Sentry Trust Company, Sun Investment Services, Inc., SUBI Services LLC, and Bank Capital Services Corporation.  Sun Bancorp, Inc.’s consolidated financial condition and results of operations consist almost entirely of SunBank’s financial condition and results of operations.  This discussion should be read in conjunction with Sun’s 2003 Annual Report. Current performance does not guarantee or assure similar performance in the future, and may not be indicative of future results.

Results of Operations – Three Months Ended June 30, 2004 and 2003

Sun’s earnings of $1,226 or $0.16 per share basic and diluted for the three months ended June 30, 2004 were $464 or $0.07 per share basic and diluted lower than the three months ended June 30, 2003.  Excluding security gains, net income for the three months ended June 30, 2004 would have decreased $134 from the three months ended June 30, 2003.

Annualized return on average assets for the three months ended June 30, 2004 was 0.47% compared to 0.66% for the same period in 2003.  Annualized return on average equity for the three months ended June 30, 2004 was 5.60% compared to 8.30% for the three months ended June 30, 2003.

Comparative information for the three months ended June 30, 2004 and 2003 is impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. in April 2003, Steelton Bancorp in April 2003, and Sentry Trust Company in February 2004.

Net interest income decreased 1.8% to $5,817 for the three months ended June 30, 2004 compared to $5,924 for the same period of 2003.  Total interest and dividend income decreased $1,252 to $11,694 for the three months ended June 30, 2004 as compared to the corresponding period of 2003.  Interest and fees on loans and leases decreased 5.9% to $9,733 for the three months ended June 30, 2004 compared to the corresponding period of 2003 despite average loan and lease growth of $34,319 for the same time periods.  The decline in interest and fees on loans reflects the impact of significant loan prepayments with higher coupons and the scheduled principal payments, principally in the Bank’s residential mortgage loan portfolio.  Interest and dividends on available for sale securities decreased $619 or 24.2% to $1,941 for the three months ended June 30, 2004 due in part to accelerated amortization of premiums on mortgage backed securities caused by prepayments on the underlying assets and a decrease of $42,056 in the average outstanding balance for the three months ended June 30, 2004 as compared to 2003.  Interest on deposits in banks decreased $19 or 48.7% to $20 for the three months ended June 30, 2004, as a lower cash level was maintained during the second quarter of 2004, coupled with lower interest rates. Total interest expense decreased 16.3% or $1,145 for the three months ended June 30, 2004, compared to the same period of 2003.  This overall decrease corresponds to a general decline in market rates and the maturity of certificates of deposits, which were written during a period of higher interest rates.  Interest on deposits decreased 19.7%, or $606 primarily due to lower offered rates for the three months ended June 30, 2004 in comparison to rates offered during the three months ended June 30, 2003.  Interest on long-term borrowings decreased 13.4% or $447 as the weighted average cost declined to 4.84% for the three months ended June 30, 2004 as compared to 5.53% for 2003.  The decrease was the result of the SunBank entering into $100,000 total notional value interest rate swap agreements in June of 2003. The effect of these swap agreements was a decrease in interest expense of $370 for the three months ended June 30, 2004 as compared to 2003.

Non-interest income, excluding security gains, increased $1,234 or 48.5% to $3,780 for the three months ended June 30, 2004 as compared to the corresponding period of 2003.  Service charges on deposits increased 7.5% or $74.  The increase in service charges was primarily the result of improved performance related to SunBank’s overdraft protection program, which provides overdraft protection.  Income from Sun’s insurance subsidiary increased 37.9% or $129 reflecting the acquisition of Mid-Penn Insurance in April 2003.  The acquisition of Sentry Trust Company in February of 2004 and Sun’s focus on increasing fee income resulted in growth of $361 in trust income and $168 in investment product sales. Other income increased $478, due to rental income from automobile operating leases which generated $422 of the increase.  Gains on the sale of loans increased $19 to $62 for the three months ended June 30, 2004 as Sun continues to sell nearly all new residential mortgages within 7 days of origination.  Sun recognized security gains of $502 for the three months ended June 30, 2004, compared to $1,001 for the corresponding period of 2003 as Sun continued to restructure the investment portfolio composition.

Non-interest expenses increased $1,103 or 15.5% to $8,244 for the three months ended June 30, 2004 compared to the corresponding period of 2003.  All categories of non-interest expense have been impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. and Steelton Bancorp in April 2003 and Sentry Trust Company during 2004.  Salaries and employee benefits increased $262 or 7.7% primarily due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $154 or 18.4% due to acquisitions and, to a lesser extent, infrastructure improvements.  Other expenses increased 21.0% or $599 due to increases in normal business expenses, acquisitions, and depreciation related to operating leases.  The depreciation related to the operating leases accounted for $329 or 45.1% of the increase in other expenses.  Amortization of intangibles increased $88 due to the amortization of customer relationship intangibles from the Mid Penn Insurance and Sentry acquisitions and the amortization of core deposit intangibles from the Steelton and Mellon branch acquisition.  Refer to Note 7 for additional information regarding intangibles.

Results of Operations – Six Months Ended June 30, 2004 and 2003

Sun’s earnings of $2,735 or $0.36 per share basic and diluted for the six months ended June 30, 2004 were $989 or $0.16 per share basic and diluted lower than the six months ended June 30, 2003.  Excluding security gains, net income for the six months ended June 30, 2004 would have increased $256 from the six months ended June 30, 2003.

Annualized return on average assets for the six months ended June 30, 2004 was 0.53% compared to 0.75% for the same period in 2003.  Annualized return on average equity for the six months ended June 30, 2004 was 6.23% compared to 9.09% for the six months ended June 30, 2003.

Comparative information for the six months ended June 30, 2004 and 2003 is impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. in April 2003, Steelton Bancorp in April 2003, and Sentry Trust Company in February 2004.

Net interest income decreased 3.8% to $11,906 for the six months ended June 30, 2004 compared to $11,472 for the same period of 2003.  Over the same time period, taxable equivalent net interest income increased 3.6% to $12,370.  Total interest and dividend income decreased $1,757 to $23,577 for the six months ended June 30, 2004 as compared to the corresponding period of 2003.  Interest and fees on loans and leases decreased 2.1% to $19,625 for the six months ended June 30, 2004 compared to the corresponding period of 2003 despite average loan and lease growth of $54,029 for the same time periods.  The additional interest income from the significant average loan growth partially offset the impact of significant loan prepayments with higher coupons and the scheduled principal payments.  Interest and dividends on available for sale securities decreased $1,282 or 24.7% to $3,919 for the six months ended June 30, 2004 due to accelerated amortization of premiums on mortgage backed securities caused by prepayments on the underlying assets and a decrease of $37,180 in average outstanding balance for the six months ended June 30, 2004 as compared to 2003.  Interest on deposits in banks decreased 63.7% to $33 for the six months ended June 30, 2004, as the level of cash was reduced by approximately 50% to fund the average loan growth for the six month periods ended June 30, 2004 and 2003. Total interest expense decreased 15.8% or $2,191 for the six months ended June 30, 2004, compared to the same period of 2003.  The decrease was driven by lower rates paid on deposits and the maturity of higher rate certificates of deposits resulting in a 22.4%, or $1,386 decline in deposit interest expense.  Interest on long-term borrowings decreased 10.5% or $684 as the weighted average cost was reduced to 4.87% for the six months ended June 30, 2004 compared to 5.60% for 2003.  The reduction in cost was the result of the Bank entering into $100,000 total notional value interest rate swap agreements in June of 2003, which decreased interest expense by $742 for the six months ended June 30, 2004 as compared to 2003.

Non-interest income, excluding security gains, increased $2,326 or 47.1% to $7,266 for the six months ended June 30, 2004 compared to the corresponding period of 2003.  Service charges on deposits increased 14.7% or $268 as continued growth in SunBank’s overdraft honor program, which provides overdraft protection, led the increase.  Income from Sun’s insurance subsidiary increased $767 due to the full period impact of the acquisition of Mid-Penn Insurance in April 2003.  The acquisition of Sentry Trust Company, in 2004, and Sun’s focus on increasing fee income resulted in growth of $474 in trust income and $309 in investment product sales. Rental income from Sun entering into operating lease agreements with its customers increased $775 resulting in an other income increase of 105.2% or $753.  Gains on the sale of loans decreased $208 as the six months ended June 30, 2003 included $160 from a pooled sale of SBA loans.  Security gains decreased $1,886 as the six months ended June 30, 2003 included a significant investment portfolio restructuring resulting in net gains of $2,497.

Non-interest expenses increased $2,059 or 15.0% to $13,704 for the six months ended June 30, 2004 compared to the corresponding period of 2003.  All categories of non-interest expense have been impacted by the acquisitions of Mid-Penn Insurance Associates, Inc. and Steelton Bancorp in April 2003 and Sentry Trust Company during 2004.  Salaries and employee benefits increased $589 or 9.0% due to the acquisitions and increased employee benefit costs as average full time equivalent employees increased from 293 to 314 for the six months ended June 30, 2003 and 2004.  Net occupancy expense and furniture and equipment expenses increased $252 or 14.8% primarily due to acquisitions.  Other expenses increased 19.0% or $1,022 due to increases in normal business expenses, acquisitions, and depreciation related to operating leases.  Depreciation related to operating leases accounted for $616 or 65.9% of the increase in other expenses.  Amortization of intangibles increased $196 due to the amortization of customer relationship intangibles from the Mid-Penn Insurance and Sentry Trust Company acquisitions and also the amortization of core deposit intangibles from the Steelton Bancorp and Mellon branch acquisitions.  Refer to Note 7 for additional information regarding intangibles.

Balance Sheet – June 30, 2004 and December 31, 2003

Total assets increased $17,424 to $1,045,677 at June 30, 2004 from $1,028,253 at December 31, 2003.  Cash and cash equivalents decreased $3,676, or 12.9% from $28,421 at December 31, 2003 as cash was utilized as a component of the consideration paid for Sentry Trust Company (cash $6,674, stock $9,291).  The investment portfolio increased $6,392 or 2.9%, as cash flows from net loan repayments were reallocated to the investment portfolio.  The decline in net loans outstanding of $5,760 was the result of continued prepayments, a decline in overall loan demand, and the selling of residential mortgages at origination. The allowance for loan and lease losses increased $980 and is discussed in greater detail in the Allowance for Loan and Lease Losses section of Management’s Discussion and Analysis.  The increases in fixed assets, intangibles, and other assets are primarily the result of the previously mentioned acquisitions.

Total liabilities increased $10,873 to $959,944 at June 30, 2004 from December 31, 2003.  Total deposits increased $29,887 to $644,437, with core deposits (non-time deposits) contributing $20,951 to the increase.  Since December 31, 2003, money market accounts have increased $21,416 or 95.3%.  The increase in money market accounts is the result of a deposit gathering campaign that places particular emphasis on money market accounts.  Time deposits increased $8,936 from December 31, 2003 as Sun has placed emphasis on gathering time deposit with a maturity greater than two years.  Since December 31, 2003, non-interest-bearing deposits have decreased 3.5% to $67,195.  Short-term borrowings decreased $21,755 from December 31, 2003, due to the payoff of short-term FHLB borrowings.  The funds used to payoff the short-term borrowings were from the increase in deposits..

Sun’s total shareholders’ equity increased $6,551 or 8.3% to $85,733 from December 31, 2003 to June 30, 2004.  The increase is primarily the net result of the acquisition of Sentry Trust Company offset by a change in accumulated other comprehensive income.  The acquisition of Sentry Trust Company resulted in an increase of $9,291 as Sun issued approximately a half million shares from authorized, non-issued, and treasury as a component of the purchase price.  Accumulated other comprehensive income decreased $2,925 to $(2,896) at June 30, 2004 due to a decrease in the market value of Sun’s investment portfolio.  Net income of $2,735 increased shareholders’ equity, however, the increase was offset by the payment of $2,791 in dividends to shareholders during the six months ended June 30, 2004.

Allowance for Loan and Lease Losses

Sun maintains an Allowance for Loan and Lease Losses (ALLL) in an effort to provide for losses inherent in its loan and lease portfolio. Loan and lease losses are charged against the ALLL in the period in which they have been determined uncollectible. Recoveries of previously charged-off loans and leases are credited to the ALLL when received. Management believes the ALLL is adequate as of June 30, 2004.

Sun’s methodology for calculating its ALLL consists of three components:

• specific allocations for loans evaluated by management and deemed to have an increased level of inherent risks;

• a general allocation, which varies for each type of homogenous loan pool within the portfolio;

• and qualitative factors which are discussed below.

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

Loans of all types, for which there are no specific reserves, are evaluated as a homogeneous group based on common characteristics. Management determines the general allocation by applying a factor primarily based on Sun’s loss experience over the previous five complete years and the current partial year.

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

Management continued to closely monitor credit quality during the six months ended June 30, 2004. The ALLL, as a percentage of total loans and leases, increased to 1.29% at June 30, 2004 from 1.14% of total loans at December 31, 2003. The increase was due to the changing mix of loans within the portfolio and an increase in specific reserve for several watch list loans.  A significant improvement in net charge-offs compared to prior periods limited the increase in the provision for loan and lease losses.  Changes in the composition of the loan and lease portfolio affected the allocation within ALLL. Most notably, commercial and industrial loans and real estate collateralized commercial loans, included within the real estate category, have become an increasing percentage of the overall loan portfolio as Sun has been selling new residential mortgages on the secondary market within seven days of the loan closing. Accordingly, because commercial and industrial loans and real estate collateralized commercial loans are generally associated with a higher element of risk compared to residential mortgages, a higher percentage of the ALLL is directed toward commercial and industrial loans. Moreover, increases in auto leases have required a higher general allocation in the ALLL because of the historically higher industry wide loss rates on this type of asset.

Sun’s ALLL reflects periodic provisions for loan and lease losses determined through the application of Sun’s ALLL methodology discussed above. The provision for loan and lease losses is the expense necessary to maintain the ALLL at a level adequate to encompass management’s best estimate of probable losses in the loan and lease portfolio. Management increased the provision for loan and lease losses to $450 and $885 for the three and six-month periods ended June 30, 2004 compared to $405 and $810 for the same periods in 2003. The provision was increased in 2004 based on a larger loan portfolio, in part due to a merger with Steelton Bancorp during 2003, due to the changing mix of loans within the portfolio as discussed above, and several watch list loans requiring a higher specific reserve.

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

Deposits

Sun’s total deposits increased $29,887 or 4.9%, to $644,437 at June 30, 2004, compared to $614,550, at December 31, 2003.  This increase is the result of Sun’s focus on growing low cost core deposits (all deposits excluding time deposits) and building relationships with local municipalities, colleges, and businesses.  The focus on obtaining core deposits resulted in a core deposit increase of 6.2% or $20,951, to $360,271 at June 30, 2004, compared to $339,320, at December 31, 2003.  As part of this process, Sun began a marketing and pricing program to attract money market accounts during the first six months of 2004.  The result was a $21,416 or 95.3% increase in money market accounts since December 31, 2003.  Time deposits have increased $8,936 or 3.2% since December 31, 2003 as emphasis has been placed on attracting time deposits having a maturity greater than two years.  Over the same time period, demand deposit, savings, and NOW accounts have remained constant with each category having less than a $2,500 balance fluctuation.

	June 30, 2004		December 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$67,195	10.4%	$69,640	11.3%	$(2,445)	(3.5)%
NOW accounts	164,476	25.5	164,803	26.8	(327)	(0.2)
Insured MMDA	43,877	6.8	22,461	3.7	21,416	95.3
Savings deposits	84,723	13.1	82,416	13.4	2,307	2.8
Time deposits	284,166	44.2	275,230	44.8	8,936	3.2
Total deposits	$644,437	100.0%	$614,550	100.0%	$29,887	4.9%

Core deposits*	$360,271	55.9%	$339,320	55.2%	$20,951	6.2%

Time deposit totals above include certificates of deposit and other time deposits issued in amounts of $100,000 or more.  These deposits and their remaining maturities, at June 30, 2004 and December 31, 2003, are listed below:

	June 30, 2004		December 31, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Three months or less	$18,114	28.4%	$20,487	35.6%	$(2,373)	(37.3)%
Three through six months	4,053	6.3	12,818	22.2	(8,765)	(137.7)
Six through twelve months	25,310	39.5	8,515	14.8	16,795	263.9
Over twelve months	16,525	25.8	15,817	27.4	708	11.1
Total	$64,002	100.0%	$57,637	100.0%	$6,365	11.0%

Other Funding

Sun continued using borrowings as a supplemental source of funding during 2004 and 2003.  At June 30, 2004, Sun had $254,088 in outstanding long-term debt.  This funding consisted primarily of $224,110 in variable rate FHLB borrowings with maturities between 2005 and 2013.  Sun also had $11,900 in long-term repurchase agreements at June 30, 2004.  In addition, Sun had $18,078 in long term subordinated debentures at June 30, 2004, that consisted of $16,500 in trust preferred securities with a maturity of February 22, 2031 and an initial call of February 22, 2011.  The remaining $1,578 was the result of a note issued for the purchase of Guaranty Bank, N.A., during 2001 and carries a rate of 6% and matures in 2006.

Other short-term funding sources include deposit customers’ cash management accounts (classified as securities sold under agreements to repurchase), Treasury Tax and Loan Note Option, repurchase agreements, and FHLB overnight borrowings.  At June 30, 2004, Sun’s short-term borrowings consisted primarily of cash management accounts in the amount of $19,601 and FHLB overnight borrowings of $23,910.

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

Sun’s NIM decreased by 1 basis point to 2.68% and increased by 6 basis points to 2.77% for the three and six-month periods ended June 30, 2004, compared to 2.69% and 2.71%, for the same periods of 2003.  The increase is primarily the result of two actions.  The first action was the entering into of four swap contracts on June 30, 2003, involving the long-term FHLB advances.  The second action centered around Sun’s change in pricing strategy resulting in a decrease in rates paid on deposit accounts.  These actions coupled, with a core deposit gathering campaign focused on money market accounts, countered the continued decline in loan and investment portfolio yields related due to prepayments and scheduled payments of higher coupon loans and investments.

The previously mentioned swaps were entered into to reduce net interest income volatility due to changes in market interest rates.  The contracts, which involve the long-term FHLB advances, increased net interest income by $370 and $742 and the NIM by 16 and 17 basis points for the three and six-months ended June 30, 2004, respectively, compared to the three and six-months ended June 30, 2003.  Embedded in each swap is an option to reverse the original swap (receive fixed-pay variable), at any time, to pay fixed-receive variable if the FHLB notifies the Bank that it is going to exercise the option to increase the Bank’s interest rate on the debt.  Thus, in a rising rate environment the Bank has locked in a fixed rate.  Despite being able to lock in a fixed rate, an upward movement in the 90-day LIBOR rate will reduce the positive NIM impact of the swap and will cause a negative NIM impact during the period that 90-day LIBOR is above 2.65% and the point at which the FHLB would reprice the debt.  Readers are encouraged to refer to Note 11 to the Financial Statements under Item 1for further information on Sun’s hedging activities.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Three Months Ended
	June 30, 2004			June 30, 2003
(In Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$8,603	$20	0.93%	$11,528	$39	1.36%
Loans (net of unearned income)	676,904	9,866	5.86	642,585	10,463	6.53
Investments:
Taxable	205,066	1,762	3.46	243,753	2,346	3.85
Tax-exempt	16,228	272	6.74	19,597	324	6.62
Total interest-earning assets	906,801	11,920	5.28	917,463	13,172	5.76

Noninterest-earning assets:
Cash and due from banks	23,708			22,245
Bank premises & equipment	32,259			18,723

Accrued interest and other assets	85,808			76,932
Less: Allowance for loan losses	(8,584)			(7,101)
Unamortized loan fees	322			218
Total assets	$1,040,314			$1,028,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:

NOW Accounts	$170,215	$230	0.54%	$165,746	$350	0.85%
Insured Money Market Accounts	39,428	135	1.38	28,369	98	1.39
Savings deposits	84,735	69	0.33	87,172	201	0.93
Time deposits	296,870	2,031	2.75	291,711	2,422	3.34
Short-term borrowings	24,356	60	0.99	48,081	140	1.17
Subordinated debentures	18,606	453	9.79	19,646	465	9.52
Long-term borrowings	240,824	2,899	4.84	243,318	3,346	5.53
Total interest-bearing liabilities	875,034	5,877	2.70	884,043	7,022	3.19

Noninterest-bearing liabilities and shareholders’ equity:

Demand deposits	69,872			60,180
Accrued interest and other
liabilities	7,824			2,798
Shareholders’ equity	87,584			81,459
Total liabilities and shareholders’ equity	$1,040,314			$1,028,480

Interest rate spread			2.58%			2.57%

Net interest income/margin		$6,043	2.68%		$6,150	2.69%

(1)  Average loan balances include non-accrual loans.  Interest income includes fees on loans.

(2)  Interest income and yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

The following table sets forth comparative yields and rates paid for interest bearing assets and liabilities:

	For the Six Months Ended
	June 30, 2004			June 30, 2003
(In Thousands)	Average Balance	Interest	Rate	Balance	Average Interest	Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits	$7,300	$33	0.91%	$14,486	$91	1.27%
Loans (net of unearned income)	678,162	19,892	5.90	624,133	20,285	6.55
Investments:
Taxable	196,354	3,537	3.60	231,458	4,756	4.11
Tax-exempt	17,376	579	6.66	19,452	675	6.94
Total interest-earning assets	899,192	24,041	5.36	889,529	25,807	5.84

Noninterest-earning assets:

Cash and due from banks	24,127			20,761
Bank premises & equipment	30,731			17,442

Accrued interest and other assets	85,376			73,614
Less: Allowance for loan losses	(8,268)			(6,737)
Unamortized loan fees	330			212
Total assets	$1,031,488			$994,821

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:

NOW Accounts	$166,263	$428	0.52%	$161,147	$728	0.91%
Insured Money Market Accounts	32,961	198	1.21	27,072	197	1.47
Savings deposits	84,008	149	0.36	83,069	393	0.95
Time deposits	292,058	4,037	2.78	283,880	4,880	3.47
Short-term borrowings	32,576	150	0.93	40,704	247	1.22
Subordinated debentures	18,736	909	9.70	19,651	933	9.50
Other borrowed funds	239,490	5,800	4.87	233,564	6,484	5.60
Total interest-bearing liabilities	866,092	11,671	2.71	849,087	13,862	3.29

Noninterest-bearing liabilities and shareholders’ equity:

Demand deposits	68,459			58,203
Accrued interest and other liabilities	9,151			5,603
Shareholders’ equity	87,786			81,928
Total liabilities and shareholders’ equity	$1,031,488			$994,821

Interest rate spread			2.65%			2.55%

Net interest income/margin		$12,370	2.77%		$11,945	2.71%

(1)   Average loan balances include non-accrual loans.  Interest income includes fees on loans.

(2)   Interest income and yields on tax-exempt loans and investments have been adjusted to a fully taxable equivalent basis using a 34% federal income tax rate.

The following rate/volume analysis represents the portions of the net change in interest income due to changes in volume or rate on a tax equivalent basis using a federal income tax rate of 34%.  Changes in net interest income, for the three and six-month periods ended June 30, 2004 compared to the same periods in 2003, due to rate and volume have been allocated to changes due to volume and rate in proportion to the absolute amount of change in each.

	Three Months Ended June 30, 2004 Compared to 2003 Increase (Decrease)			Six Months Ended June 30, 2004 Compared to 2003 Increase (Decrease)
(In Thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Interest -bearing deposits	$(10)	$(9)	$(19)	$(45)	$(13)	$(58)
Loans	557	(1,154)	(597)	1,817	(2,210)	(393)
Investments:
Taxable	(378)	(206)	(584)	(743)	(476)	(1,219)
Tax exempt	(56)	4	(52)	(75)	(21)	(96)
Total interest-earning assets	113	(1,365)	(1,252)	954	(2,720)	(1,766)

Interest paid on:
NOW Accounts	10	(130)	(120)	25	(325)	(300)
Insured Money Market Accounts	38	(1)	37	44	(43)	1
Savings deposits	(7)	(125)	(132)	6	(250)	(244)
Time deposits	43	(434)	(391)	155	(998)	(843)
Short-term borrowings	(68)	(12)	(80)	(49)	(48)	(97)
Subordinated debentures	(6)	(6)	(12)	(48)	24	(24)
Other borrowed funds	(14)	(433)	(447)	183	(867)	(684)
Total interest-bearing liabilities	(4)	(1,141)	(1,145)	316	(2,507)	(2,191)
Net interest income	$117	$(224)	$(107)	$638	$(213)	$425

Income and Expense Changes

The table below presents consolidated comparative changes in income and expense, and also presents changes in average asset and liability volumes.  Tax-exempt income is not shown on a tax equivalent basis.   The following table represents the three and six-month periods ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30, 2004 Compared to 2003				Six Months Ended June 30, 2004 Compared to 2003
	Average	Volume	Income/Expense		Average	Volume	Income/Expense
(In Thousands)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Loans, net	$34,319	5.34%	$(614)	(5.93)%	$54,029	8.66%	$(417)	(2.08)%
Investment securities	(42,056)	(15.97)	(619)	(24.18)	(37,180)	(14.82)	(1,282)	(24.65)
Interest-bearing deposits	(2,925)	(25.37)	(19)	(48.72)	(7,186)	(49.61)	(58)	(63.74)
Total interest-earning assets	$(10,662)	(1.16)%	$(1,252)	(9.51)%	$9,663	1.09%	$(1,757)	(6.94)%

NOW Accounts	$4,469	2.70%	$(120)	(34.29)%	$5,116	3.17%	$(300)	(41.21)%
Insured Money Market Accounts	11,059	38.98	37	37.76	5,889	21.75	1	0.51
Savings deposits	(2,437)	(2.80)	(132)	(65.67)	939	1.13	(244)	(62.09)
Time deposits	5,159	1.77	(391)	(16.14)	8,178	2.88	(843)	(17.27)
Short-term borrowings	(23,725)	(49.34)	(80)	(57.14)	(8,128)	(19.97)	(97)	(39.27)
Subordinated debentures	(1,040)	(5.29)	(12)	(2.58)	(915)	(4.66)	(24)	(2.57)
Other borrowed funds	(2,494)	(1.02)	(447)	(13.36)	5,926	2.54	(684)	(10.55)
Total interest-bearing liabilities	$(9,009)	(1.02)%	$(1,145)	(16.31)%	$17,005	2.00%	$(2,191)	(15.81)%

Net interest income			$(107)	(1.81)%			$434	3.78%
Provision for loan and lease losses			45	11.11			75	9.26
Net interest income after provision for loan and lease losses			(152)	(2.75)			359	3.37
Service charges on deposit accounts			74	7.53			268	14.66
Trust income			361	177.83			474	112.32
Net securities gains			(499)	(49.85)			(1,886)	(75.53)
Investment sales			168	215.38			309	302.94
Bank owned life insurance			14	4.42			1	0.16
Insurance subsidiary			129	37.94			767	211.29
Gain on sale of loans			19	44.19			(208)	(68.42)
Leasing subsidiary			(9)	(3.44)			(38)	(6.75)
Other income			478	149.38			753	105.17
Total other non-interest income			735	20.72			440	5.92

Salaries and employee benefits			262	7.67			589	8.95
Net occupancy expense			110	33.13			165	23.08
Net furniture and equipment expenses			45	8.95			88	8.89
Amortization of intangibles			87	228.95			195	513.16
Other expenses			599	21.00			1,022	19.00
Total other non-interest expense			1,103	15.45			2,059	15.02
Income before income tax provision			(520)	(27.01)			(1,260)	(28.67)
Income tax provision			(56)	(23.83)			(271)	(40.39)
Net income			$(464)	(27.46)%			$(989)	(26.56)%

Non-interest Income

Non-interest income, excluding security gains, increased $1,234 or 48.5% to $3,780, for the three months ended June 30, 2004 compared to the corresponding period of 2003.  Increased service charges on deposits accounted for $74 of the increase which was due, in part, to the April 2003 Steelton Bancorp acquisition and also to the continued growth in Sun’s overdraft honor program.   Income from insurance fees increased $129 primarily as the result of Sun’s acquisition of Mid-Penn Insurance in April 2003.  Income from investment product sales and trust income increased $168 and $361, respectively due in part to the acquisition of Sentry Trust Company during the first quarter of 2004 and the continued improvement in the company’s delivery of brokerage services.  Other income increased $478 principally due to a $422 increase in rental income from operating leases.  Net security gains decreased $499, compared to the three months ended June 30, 2003.  During 2003, Sun realigned its portfolio to better serve its needs in the then current interest rate environment resulting in significant gains on sales during that period.

Non-interest income, excluding security gains, increased $2,326 or 47.1% to $7,266, for the six months ended June 30, 2004 compared to the corresponding period of 2003.  The increase in non-interest income was primarily driven by the impact of the Sentry Trust Company and Mid Penn Insurance acquisitions during 2004 and 2003, respectively, in addition to increases in rental income from operating leases.

	For The Three Months Ended
	June 30, 2004		June 30, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charge on deposit accounts	$1,057	24.8%	$983	27.8%	$74	7.5%
Trust income	564	13.2	203	5.7	361	177.8
Net security gains	502	11.7	1,001	28.2	(499)	(49.9)
Income from investment product sales	246	5.7	78	2.2	168	215.4
Bank owned life insurance	331	7.7	317	8.9	14	4.4
Income from insurance subsidiary	469	11.0	340	9.6	129	37.9
Gain on sale of loans	62	1.4	43	1.2	19	44.2
Income from leasing subsidiary	253	5.9	262	7.4	(9)	(3.4)
Other income	798	18.6	320	9.0	478	149.4
Total non-interest income	$4,282	100.0%	$3,547	100.0%	$735	20.7%

	For The Six Months Ended
	June 30, 2004		June 30, 2003		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charge on deposit accounts	$2,096	26.6%	$1,828	24.6%	$268	14.7%
Trust income	896	11.4	422	5.7	474	112.3
Net security gains	611	7.8	2,497	33.5	(1,886)	(75.5)
Income from investment product sales	411	5.2	102	1.4	309	302.9
Bank owned life insurance	643	8.2	642	8.6	1	0.2
Income from insurance subsidiary	1,130	14.3	363	4.9	767	211.3
Gain on sale of loans	96	1.2	304	4.1	(208)	(68.4)
Income from leasing subsidiary	525	6.7	563	7.6	(38)	(6.7)
Other income	1,469	18.6	716	9.6	753	105.2
Total non-interest income	$7,877	100.0%	$7,437	100.0%	$440	5.9%

Non-interest Expense

Non-interest expense increased $1,103 or 15.5% to $8,244, for the three months ended June 30, 2004 compared to the corresponding period of 2003.  The acquisitions of Mid-Penn Insurance, Steelton Bancorp, and Sentry Trust significantly impacted all categories of non-interest expense for the three months ended June 30, 2004 compared to 2003.  Salaries and employee benefits increased $262 or 7.7%, primarily due to the acquisitions and increased employee benefit costs.  Net occupancy expense and furniture and equipment expenses increased $154 or 18.4% due to the acquisitions and certain infrastructure improvements.  Other expenses increased $599 or 21.0% as depreciation expense related to Sun’s auto lease program increased $329.  The remaining increase is the result of normal business expenses and acquisitions.  Intangible amortization increased $88 or 231.6% due to the creation of customer relationship intangibles and core deposit intangibles related to the acquisitions (Refer to Note 7 for additional information).

Non-interest expense increased $2,059 or 15.0% to $15,763, for the six months ended June 30, 2004 compared to the corresponding period of 2003.  The increase in non-interest expense was primarily driven by the impact of the Sentry Trust Company and Mid Penn Insurance acquisitions during 2004 and 2003, respectively, in addition to a $616 increase in operating lease depreciation (included within other expenses).

	For The Three Months Ended
	June 30, 2004		June 30, 2003		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,677	44.6%	$3,415	47.8%	$262	7.7%
Net occupancy expenses	442	5.4	332	4.7	110	33.1
Furniture and equipment expenses	547	6.6	503	7.0	44	8.8
Amortization of intangibles	126	1.5	38	0.5	88	231.6
Other expenses	3,452	41.9	2,853	40.0	599	21.0
Total non-interest expense	$8,244	100.0%	$7,141	100.0%	$1,103	15.5%

	For The Six Months Ended
	June 30, 2004		June 30, 2003		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,170	45.5%	$6,581	48.0%	$589	9.0%
Net occupancy expenses	880	5.6	715	5.2	165	23.1
Furniture and equipment expenses	1,077	6.8	990	7.2	87	8.8
Amortization of intangibles	234	1.5	38	0.3	196	515.8
Other expenses	6,402	40.6	5,380	39.3	1,022	19.0
Total non-interest expense	$15,763	100.0%	$13,704	100.0%	$2,059	15.0%

Capital Adequacy

Sun and SunBank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements could prompt regulatory action that, if undertaken, might materially affect Sun’s financial statements.  Under regulatory capital adequacy guidelines, Sun and SunBank must meet specific capital requirements involving quantitative measures of assets, liabilities, and certain off-balance sheet items (calculated using regulatory accounting practices).  All related factors are subject to qualitative judgments by the regulators.

Quantitative measures established by regulation to ensure capital adequacy require SunBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2004, that Sun and SunBank meet all applicable capital adequacy requirements.

Sun is currently, and has been in the past, designated as a well-capitalized institution.  Shareholders’ equity increased $6,551 to $85,733, at June 30, 2004, from $79,182, at December 31, 2003.  This increase is attributable to the acquisition of Sentry Trust Company which resulted in an increase of $9,291 as Sun issued approximately a half million shares from treasury and authorized shares as a component of the purchase.

	Actual		To Be Well Capitalized Ratio
(Dollars in thousands)	Amount	Ratio
As of June 30, 2004:
Total Risk-Based Capital
Sun Bancorp	$73,646	9.7%	N/A
SunBank	$85,231	11.1%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$63,334	8.4%	N/A
SunBank	$76,497	10.0%	6.0%
Leverage Ratio
Sun	$63,334	6.3%	N/A
SunBank	$76,497	7.6%	5.0%

As of December 31, 2003:
Total Risk-Based Capital
Sun Bancorp	$73,984	9.9%	N/A
SunBank	$76,880	10.3%	10.0%
Tier I Risk-Based Capital
Sun Bancorp	$63,864	8.5%	N/A
SunBank	$69,126	9.2%	6.0%
Leverage Ratio
Sun Bancorp	$63,864	6.4%	N/A
SunBank	$69,126	6.9%	5.0%

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

On April 20, 2004, Sun announced that a definitive merger agreement was unanimously approved by the Boards of Directors of both Sun and Omega Financial Corporation.  Please refer to Note 13 to the Financial Statements under Item 1for further information on Sun’s merger with Omega Financial Corporation.

The following tables set forth Selected Financial Data for each of the past five quarters:

	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	6/30/2004	3/31/2004	12/31/2003	9/30/2003	6/30/2003
Financial Condition Data:
General
Total assets	$1,045,677	$1,037,218	$1,028,253	$1,033,917	$1,027,414
Loans, net	666,463	675,791	672,223	663,339	646,604
Intangibles	41,794	41,920	33,538	33,981	34,032
Total deposits	644,437	647,605	614,550	651,512	648,429
Non interest bearing	67,195	69,794	69,640	66,118	64,671

Savings	84,723	84,578	82,416	88,106	89,806
NOW	164,476	161,376	164,803	170,001	163,018
Money Market	43,877	34,472	22,461	26,726	27,887
Time Deposits	284,166	297,385	275,230	300,561	303,047
Total interest bearing deposits	577,242	577,811	544,910	585,394	583,758

Core deposits*	360,271	350,220	339,320	350,951	345,382
Trust preferred securities & subordinated debt	18,078	18,866	18,866	18,866	18,866
Shareholders’ equity	85,733	89,539	79,182	79,015	81,037
Trust assets under management	578,048	588,642	162,150	148,144	148,156

Asset Quality

Non-performing assets	$4,586	$6,033	$5,203	$4,596	$4,592
Non-performing assets to total assets	0.44%	0.58%	0.51%	0.44%	0.45%
Allowance for loan losses	8,734	8,435	7,754	7,229	7,342
Allowance for loan losses to total loans	1.29%	1.23%	1.14%	1.08%	1.12%
Allowance for loan losses to non-performing loans	245.34%	175.77%	194.97%	201.48%	204.57%
Non-performing loans to total loans	0.53%	0.70%	0.58%	0.54%	0.55%

Capitalization - Bancorp

Shareholders’ equity to total assets	8.20%	8.63%	7.70%	7.64%	7.89%

* Core deposits are defined as total deposits less time deposits

	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	6/30/2004	3/31/2004	12/31/2003	9/30/2003	6/30/2003

Operating Data

Net income	$1,226	$1,509	$983	$1,821	$1,690
Net interest income	5,817	6,089	5,829	5,973	5,924
Provision for loan losses	450	435	405	405	405
Non-interest income	4,282	3,595	3,065	3,728	3,547
Non-interest expense	8,244	7,519	7,634	7,155	7,141

Performance Statistics

Net interest margin	2.68%	2.85%	2.69%	2.70%	2.69%
Annualized return on average assets	0.47%	0.59%	0.38%	0.70%	0.66%
Annualized return on average equity	5.60%	6.87%	4.99%	9.15%	8.30%
Annualized net loan charge-offs to avg loans	0.09%	-0.14%	-0.07%	0.31%	0.15%
Net charge-offs (recoveries)	151	(246)	(120)	517	234
Efficiency ratio	84.6	77.4	80.9	78.9	83.7
Net income per employee	4	5	3	6	6

Per Share Data

Basic earnings per share	$0.16	$0.21	$0.14	$0.25	$0.23
Diluted earnings per share	0.16	0.21	0.14	0.25	0.23
Dividend declared per share	0.1815	0.1815	0.1815	0.1815	0.1815
Book value	11.13	11.66	11.03	11.01	11.24
Common stock price:
High	23.15	20.28	21.29	22.14	22.48
Low	18.79	17.87	18.36	17.80	19.60
Close	22.39	19.50	18.96	18.22	20.13
Weighted average common shares:
Basic	7,690	7,333	7,179	7,189	7,211
Fully Diluted	7,721	7,357	7,203	7,214	7,242
End-of-period common shares:
Issued	7,705	7,679	7,320	7,319	7,319
Treasury	—	—	141	141	111

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

Sun seeks to minimize net interest income volatility by carefully measuring, monitoring, and controlling IRR. Sun has implemented a comprehensive market risk management program to dramatically enhance management’s ability to measure, monitor, and control risk. Market risk can result in fluctuating net interest income due to interest rate and other economic changes. Using simulation models, Sun can measure market risk by forecasting net interest income volatility under various interest rate scenarios. However, these models depend on many significant assumptions that may not accurately reflect future conditions.

To minimize interest income volatility, on June 30, 2003 Sun entered into four pay-variable receive-fixed interest rate swaps ($100,000 notional total) to hedge changes in fair value of certain FHLB long-term borrowings (other borrowed funds).  The swaps also contain an embedded option to reverse the swap to pay-fixed receive-variable in the event that the FHLB long-term borrowings reprice and become variable rate.  The exercise of the option would effectively fix the rate Sun pays on the borrowings at approximately the original coupon and would reduce the net interest income volatility caused in an increasing interest rate environment.  Sun includes all components of each derivatives gain or loss in the assessment of hedge effectiveness.  Sun recognizes the change in fair value of the hedge and associated borrowings through the income statement.  There was a change in value recognized in the hedge and associated long-term FHLB borrowings of $2,024 to $7,180 at June 30, 2004 from $5,156 at December 31, 2003, due to the mark to market adjustment. The change in value of the FHLB borrowings is included within long-term borrowings, while the change in the swap value is included within accrued interest and other liabilities.   Sun also

recognized a reduction of $370 and $742 in interest expense on long-term FHLB borrowings during the three and six-months ended June 30, 2004, respectively, as a result of the hedge transaction.  A summary of Sun’s fair value hedges appears below:

(In Thousands)				Weighted Average
June 30, 2004	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$7,180	2.65%	1.17%	5.8

				Weighted Average
December 31, 2003	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Fair Value Hedges:
Receive fixed - pay variable interest rate swaps	$100,000	$—	$5,156	2.65%	1.13%	6.3

Rate Shock at June 30, 2004 for the Next Twelve Months:

	Parallel rate shock in basis points (bp)
(In Thousands)	-100bp	0bp	+100bp	+200bp	+300bp
Net interest income	$20,911	$22,373	$22,832	$23,089	$23,297
Percent change	-6.53%	0.00%	2.05%	3.20%	4.13%

Rate Shock at December 31, 2003 for the Next Twelve Months:

	Parallel rate shock in basis points (bp)
(In Thousands)	-100bp	0bp	+100bp	+200bp	+300bp
Net interest income	$19,695	$21,947	$22,520	$22,561	$22,475
Percent change	-10.26%	0.00%	2.61%	2.80%	2.41%

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

Reference is also made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk in Sun’s Annual Report on Form 10-K for the year 2003.

Item 4 – Controls and Procedures

Management maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation was carried out under the supervision and with the participation of the Sun’s management, including the Principal Executive Officer and Principal Financial Officer of the effectiveness of Sun’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Sun’s management, including the Principal Executive Officer and Principal Financial Officer has concluded that Sun’s disclosure controls and procedures are effective.  No significant changes were made to Sun’s internal controls or other factors that have materially affected or is reasonably likely to materially affect these controls subsequent to the date of their evaluation.

SUN BANCORP, INC.

FORM 10-Q

PART II

Item 1 – Legal Proceedings

Neither Sun nor SunBank is a party to any material legal proceedings at this time. From time to time Sun or SunBank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of Sun’s common stock conducted by Sun during the three months ended June 30, 2004.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of matters to a vote of security holders

On April 22, 2004 the annual meeting of Sun Bancorp, Inc. was held with the results of the items voted on at the meeting listed in the attached exhibit 99.1.

Item 5 – Other Information

There were no material changes to the procedures by which a shareholder may recommend nominees to Sun’s Board of Directors.

Item 6 – Exhibits and Reports on Form 8-K

a.                                 On April 16, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the declaration of the second quarter cash dividend of $0.1815 per share.

b.                                On April 19, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the operating results for the three months ended March 31, 2004.

c.                                 On April 22, 2004, Sun Bancorp, Inc. filed a Current Report on Form 8-K announcing the signing of a merger agreement with Omega Financial Corporation on April 20, 2004.

d.                                Exhibits

2                                    Agreement and Plan of Merger by and between Omega Financial Corporation and Sun Bancorp, Inc. dated April 20, 2004 is incorporated by reference to Exhibit 2.1 to the Form 8-K filed April 22, 2004 (Commission File Number 0-14745)

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

10.5               General release between Wilmer D. Leinbach, the Registrant, SunBank, and SUBI Services, LLC dated July 31, 2004 is incorporated by reference to Form 8-K filed August 5, 2004 (Commission File Number 0-14745).

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

Sun Bancorp, Inc.

Date	August 6, 2004	/s/ Robert J. McCormack
Robert J. McCormack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James P. Radick
James P. Radick
Senior Vice President of Finance
(Principal Financial Officer)